Form 10QSB
period 1996-03-31
KLS ENVIRO RESOURCES INC
filed 1996-06-14
CIK 894988

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    (Mark One)
    [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1996

             OR

    [   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

             For the transition period from _______________ to _______________


                         Commission file number 0-21998

                          K.L.S. ENVIRO RESOURCES, INC.
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              Nevada                                     75-2460365
- --------------------------------           ------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


  3220 North Freeway, Fort Worth, Texas                     76111
- -----------------------------------------                 ---------
 (Address of principal executive offices)                 (Zip Code)


                                 (817) 624-4844
                (Issuer's telephone number, including area code)


                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Applicable only to corporate issuers:

As of May 31, 1996, the Registrant had outstanding 9,348,275 shares of its common stock, par value $.0001.

                         PART I - FINANCIAL INFORMATION



Item 1. Financial Statements.


                          K.L.S. ENVIRO RESOURCES, INC.
                         INDEX TO FINANCIAL INFORMATION
                                 March 31, 1996

                                                                     Page No.
                                                                     --------
Consolidated Balance Sheets as of March 31, 1996 (unaudited) and
September 30, 1995 (audited)                                             3

Consolidated Statements of Operations (unaudited) for the Three
and Six Months Ended March 31, 1996 and 1995                             4

Consolidated Statements of Cash Flows (unaudited) for the
Six Months Ended March  31, 1996 and 1995                                5

Notes To Consolidated Financial Statements                               6

Management's Discussion And Analysis Of Financial Condition
And Results Of Operations                                                8

                 K.L.S. Enviro Resources, Inc. and Subsidiaries
                          Consolidated Balance Sheets
          March 31, 1996 (unaudited) and September 30, 1995 (audited)

                                     ASSETS

                                                     1996              1995
                                                     ----              ----
Current assets:
   Cash and cash equivalents                     $   144,058        $   174,479
   Investment securities                                   -            258,750
   Accounts receivable:
     Trade, net of allowance for                     519,892            528,768
       doubtful accounts of $128,402
       in 1996 and 1995
     Other                                            18,226             15,524
   Inventory                                         400,622            708,872
   Prepaid expenses                                    5,153              5,655
                                                 -----------        -----------

     Total current assets                          1,087,951          1,692,048

Property, plant and equipment, net                 1,570,247          1,665,128
                                                 -----------        -----------
Other assets:
   Other receivables                                 348,750                  -
   Intangible assets, net of accumulated
     amortization                                     54,561             80,670
   Deposits and other                                 20,216             22,101


     Total other assets                              423,527            102,771

       Total assets                             $  3,081,725       $  3,459,947
                                                ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable:
       Banks                                    $         -        $    302,329
       Shareholders                                 668,456             690,746
   Current maturities of long-term debt             168,974             150,314
   Accounts payable                                 364,888             674,301
   Accrued expenses and other
    current liabilities                             359,715             297,682
   Deferred revenue                                  40,188              29,616
                                                -----------         -----------

       Total current liabilities                  1,602,221           2,144,988

Long-term debt                                      359,658             455,644
                                                -----------         -----------

       Total liabilities                          1,961,879           2,600,632
                                                -----------         -----------

Shareholders' equity:
   Cumulative convertible preferred stock,
     Series A and B, $.0001 par value;
     1,000,000 shares authorized; 167,500
     issued and outstanding, respectively;
     $5.00 stated value                                  17                  17
   Common stock, $.0001 par value;
      50,000,000 shares authorized;
      9,039,494 and 8,947,494 issued
      and outstanding, respectively                     904                 894
   Additional paid-in capital                     4,426,914           4,417,724
   Accumulated  deficit                          (3,265,276)         (3,545,782)
   Unrealized gain on securities                          -              29,175
   Foreign currency translation adjustments          (4,213)             (4,213)
                                                 ----------          ----------
                                                  1,158,346             897,815

   Treasury stock-shares held in treasury,
     at cost (38,500 in 1996 and
     1995, respectively)                           (38,500)             (38,500)
                                                ----------           ----------

      Total shareholders' equity                 1,119,846              859,315
                                                ----------           ----------
        Total liabilities and
        shareholders' equity                   $ 3,081,725          $ 3,459,947
                                               ===========          ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements
                                       3




                                          K.L.S. Enviro Resources, Inc. and Subsidiaries
                                               Consolidated Statements of Operations
                                        for the Three Months ended March 31, 1996 and 1995
                                                            (Unaudited)


                                                       Three Months Ended                  Six Months Ended
                                                      3/31/96        3/31/95         3/31/96              3/31/95
                                                      -------        -------         -------              -------

Drilling and repair service revenues               $   925,108     $  542,819     $  1,705,477         $  1,280,633


Cost of drilling and repair service                    577,124        284,565        1,005,427              589,131
                                                   -----------     ----------     ------------         ------------

      Gross  profit                                    347,984        258,254          700,050              691,502
                                                   -----------     ----------     ------------         ------------
Selling, general and administrative expenses:
   Salaries, wages and related costs                   135,539         83,105          251,726              204,906
   Legal and professional fees                          80,058        144,082          123,244              214,862
   Rents                                                12,643         30,406           35,143               49,338
   Repairs and maintenance                               5,736         15,713           17,341               62,849
   Taxes, licenses and permits                          12,809          1,740           26,017                7,038
   Advertising                                           1,808          2,158            6,191               10,061
   Travel and lodging                                   45,786         36,127           61,740               67,902
   Consulting                                           11,000         42,391           25,500               97,688
   Exploration costs                                   (46,354)       109,273          (15,448)             264,563
   Other operating expenses                             67,424        106,556          139,653              166,044
   Depreciation and amortization                        70,839         75,679          139,543              151,402
                                                    ----------      ---------     ------------         ------------

      Total selling, general and
       administrative expenses                         397,288        647,230          810,650            1,296,653
                                                    ----------      ---------     ------------         ------------

        Loss from operations                           (49,304)      (388,976)        (110,600)            (605,151)

Other income (expenses):
   Interest expense                                    (32,360)       (24,842)         (68,290)             (49,749)
   Interest and other income                             1,877         11,790            5,312               21,326
   Gain on sale of marketable securities                47,771         89,982           99,286              162,931
   Gain on sale of assets                               21,366              -           21,366                    -
   Gain from foreign currency translation               13,970         20,435           13,133               19,611
                                                    ----------     ----------       ----------           ----------

         Income (loss) before income taxes               3,320       (291,611)         (39,793)            (451,032)

Income taxes                                                 -              -                -                    -
                                                    ----------     ----------       ----------           ----------
         Income (loss) from continuing operations        3,320       (291,611)         (39,793)            (451,032)

Discontinued operations:
   Loss from discontinued operations                    (8,646)       (68,139)         (34,511)            (231,187)
   Gain on sale of subsidiary                          379,935              -          379,935                    -
                                                     ----------     ----------      ----------           ----------

         Net income (loss)                          $  374,609    $  (359,750)      $  305,631          $  (682,219)
                                                    ==========    ===========       ==========          ===========



Income (loss) per weighted-average common shares outstanding:
   Loss from continuing operations                  $        -    $      (.03)     $    (.004)         $     (.05)
   from
   continuing
   operations
   Income (loss) from discontinued operations       $      .04    $      (.01)     $      .04          $     (.03)

Weighted-average number of shares outstanding        9,039,494      8,747,974       8,993,243           8,745,916



              The accompanying notes are an integral part of these consolidated financial statements


                                                            4

                 K.L.S. Enviro Resources, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
               for the Three Months ended March 31, 1996 and 1995
                                  (Unaudited)

                                             1996                   1995
                                             ----                   ----
Cash flows from operating activities:
  Net income (loss)                      $   305,631            $ (682,219)
   Adjustments to reconcile net
    income (loss) to cash used
    in operating activities:
      Common stock for services                9,200                17,456
      Depreciation and amortization          139,543               167,387
      Gain on sale of marketable securities  (99,286)             (162,931)
      Gain on disposal of equipment          (21,366)                    -
      Gain on sale of subsidiary            (379,935)                    -
      Translation gain                           805                     -
      Changes in:
        Accounts and other receivables       (42,493)               59,572
        Inventory                             12,740              (120,134)
        Income tax receivable                      -                56,862
        Prepaid expenses                      (2,414)               (4,475)
        Other assets                          (2,447)               53,043
        Accounts payable                    (125,076)              316,204
        Accrued expenses                      48,622                (9,034)
        Deferred revenue                      10,572                19,197
                                          ----------            ----------
          Net cash used in
          operating activities              (145,904)             (289,072)
                                          ----------            ----------

Cash flows from investing activities:
  Proceeds from sales of marketable
    securities                               328,861               476,491
  Proceeds from sale of subsidiary,
    net of selling costs                     184,042                     -
  Proceeds from sale of equipment             14,750                     -
  Purchases of equipment                    (146,682)             (126,626)
                                          ----------            ----------

         Net cash provided by
         investing activities                380,971               349,865
                                          ----------            ----------

Cash flows from financing activities:
   Net change in bank notes                 (196,505)             (105,848)
   Proceeds from long-term debt                    -                15,664
   Principal payments on long-term debt      (66,685)              (55,352)
   Net payments to shareholders               (2,290)              (39,000)
   Dividends paid                                  -                (6,749)
   Cash received from stock subscriptions          -               150,324
                                          ----------            ----------

        Net cash used in financing
        activities                         (265,480)              (40,961)

Effect of exchange rate changes on cash          (8)             (100,910)
                                         ----------            ----------
Decrease in cash                           (30,421)               (81,078)

Cash at beginning of period                174,479                177,103

Cash at end of period                   $  144,058             $   96,025


              The accompanying notes are an integral part of these
                       consolidated financial statements

                 K.L.S. Enviro Resources, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  General

    The accompanying unaudited consolidated financial statements of K.L.S. Enviro Resources, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, such unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    In the opinion of management, all adjustments, consisting only of normal recurring adjustments and eliminations of material intercompany sales and purchases necessary to present fairly the financial condition, results of operations and cash flows for the Company for the respective interim periods presented, have been included. Operating results for the three and six-month periods ended March 31,1996, are not necessarily indicative of the results that may be expected for the year ending September 30, 1996.

    Certain   amounts  have  been   reclassified   from   previously   presented
    consolidated financial statements to conform with the March 31, 1996 presentation.

2.  Principles of Consolidation

    The accompanying unaudited consolidated financial statements contain the accounts of K.L.S. Enviro Resources, Inc., Dateline Drilling, Inc., K.L.S. Co., Inc., K.L.S. Environmental, Inc., Dateline Internacional, S.A. de C.V., Kel-Lite Industries, Inc., K.L.S. International, Inc. and Beloro, S.A. de C.V. The operations of K.L.S. Environmental, Inc. were discontinued during 1995 and Kel-Lite Industries, Inc. was sold during the second quarter of 1996, see Note 3. All significant intercompany transactions and balances have been eliminated in consolidation.

3.  Discontinued Operations

    Effective February 1, 1996, the Company sold all of the issued and outstanding stock of Kel-Lite. As a result of the sale, activities of Kel-Lite have been accounted for as discontinued operations. A gain on this sale which includes cash received of $250,000 and the present value of future minimum royalty payments, less current expenses of the sales transaction, is approximately $380,000 and has been recorded in the accompanying consolidated financial statements. The buyer is contractually liable for aggregate minimum royalty payments of $600,000 over a ten year period, among other considerations. The present value of the future minimum royalty payments, discounted at 9.5%, is calculated at approximately $348,800 and is recorded in the accompanying financial statements as an other receivable. The receivable from the future minimum royalty payments, present valued, is due in periods beginning fifteen months from the date of the sale of the subsidiary and therefore, has been classified as a noncurrent asset.


    Additionally, operations of K.L.S. Environmental, Inc. were discontinued in 1995; accordingly, their results are accounted for as discontinued operations and presented as net amounts and combined with Kel-Lite in the consolidated statements of operations. For more detail regarding the sale documents refer to fiscal 1995, Form 10-KSB, Note 15 to the consolidated financial statements included in such report and the accompanying exhibits to the 1995 Form 10-KSB.

4.  Income (Loss) Per Common Share

    Income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods ended March 31, 1996 and 1995.

5.  Subsequent Events

    On May 16, 1996, the Company borrowed $710,000 from an unrelated party. Of these funds, $425,000 is to purchase a used drilling rig, $185,000 is to refurbish an existing drilling rig, $21,300 is for prepayment of interest, and the remainder is for other fees and expenses related to the transaction. The loan will be evidenced by a promissory note, face amount $710,000, with the entire $710,000 principal amount payable on demand together with accrued interest at the rate of 12 percent per annum. At the option of the note holder, the $710,000 note will be convertible into 2,366,666 shares of the Company's common stock at the rate of $.30 per share.

    On May 20, 1996, the Company executed a Contract to Purchase a used deep hole drill rig system for $425,000, with the funds for the purchase being provided from the May 16, 1996 advance of funds. Finalization of the Contract to Purchase the deep hole drill rig system is contingent upon a successful test drilling project.

 Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

                              Results Of Operations

Three Months Ended March 31, 1996 Compared With Three Months
Ended March 31, 1995

     The Company's net income for the three months ended March 31, 1996 was approximately $375,000 as compared to a net loss of approximately $360,000 for the three months ended March 31, 1995. The difference is attributable to an increase in revenue, a decrease in expenses as a percentage of revenues, and the effects of discontinued operations, which includes a $380,000 gain on the sale of the Company's flashlight subsidiary, Kel-Lite Industries, Inc. The Company's income from continuing operations, including $47,771 gain from the sale of marketable securities, for the three months ended March 31, 1996 was approximately $3,300 as compared to a loss from continuing operations of approximately $292,000 for the comparable quarter in the prior year. This reduction in operating losses from continuing operations is reflective of increased revenue and decreased selling, general and administrative expenses as a percentage of revenue.

     Total revenues from continuing operations for the three months ended March 31, 1996 were $925,108, an increase of $382,289 or 70.4 percent, over the three months ended March 31, 1995. The increased revenues were attributable to an increase in revenues from the Company's drilling services. The Company's Mexican operations accounted for $249,339 or 65.2 percent of the increase. The remainder of the increase in revenue came from Dateline Drilling, Inc. The Company's repair operations remained at the same revenue level as in the quarter ended 1995. The Company anticipates increased drilling service revenues for the remainder of fiscal 1996, resulting primarily from its Mexican operations. Increase in drilling service revenues is contingent upon an increase in the utilization of existing drilling rigs or the purchase of additional drilling rigs.

     Total  costs  and  expenses  from   continuing   operations   increased  by
approximately $43,000 or 4.6 percent, to $974,412 for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995. Of the $43,000 increase in costs, costs of drilling and repair services amounted to $577,124 or an increase of $292,559 over the corresponding period in the prior year. Selling, general and administrative expenses decreased by $249,942 from the three months ended March 31, 1995. The increase in costs of drilling are primarily the result of a 70.4 percent increase in drilling revenue when the second quarter of 1996 is compared to the second quarter of 1995. The decrease in selling, general and administrative expenses is attributable primarily to decreases in the following expenses: legal and professional, repairs and maintenance, consulting, exploration costs, and other operating expenses of which these identified expense categories amounted to decreases in expenses of $300,151. These decreased expenses were partially offset by an increase in wages and related costs by $52,434, thus accounting for $247,717 of the decrease in selling, general and administrative expenses of $249,942. Selling, general and administrative expense reductions are partially the result of the Company's ongoing efforts to control and reduce costs.

     Other income and expenses decreased by $44,741, primarily as the result of fewer sales of marketable securities with such sales producing gains of $89,982 in the 1995 quarter and gains of $47,771 during the 1996 quarter. Investment securities available for the generation of cash and as a source of revenue amounted to $137,941 as of December 31, 1995 and as of March 31,1996 all investment securities have been sold to assist in meeting various obligations of the Company.

                               Financial Condition

     As of March 31, 1996, the Company's current liabilities exceeded its current assets by $514,270 as compared with current liabilities exceeding current assets by $452,940 as of September 30, 1995. The current ratio of assets to liabilities was .68 at March 31, 1996 as compared with .79 at September 30, 1995. Current assets decreased by $604,097 to $1,087,951 from September 30, 1995 to March 31, 1996, and current liabilities decreased by $542,767 to $1,602,221 during that same period. A major portion of the change in current assets and current liabilities is attributable to the sale of Kel-Lite Industries, Inc. As of the sale date, which was effective on February 1, 1996, $345,653 of current assets and $319,594 of current liabilities, formally owned by the Company and included in its consolidated financial condition, were removed from the Company's consolidated financial statements due to the sale. After considering the effect of the aforementioned subsidiary sale and other normal increases in current liabilities and decreases in current assets, which are the result of negative cash flows from operations, investment securities were entirely sold since September 30, 1995 and amounted to a decrease in current assets of $258,750. The investment securities have been liquidated to obtain cash for operations and other outstanding obligations.

     Total assets decreased in fiscal 1996 by $378,222 to $3,081,725, primarily with respect to the effects of recording the Kel-Lite sale and the decrease in investment securities as previously indicated. Also the Company decreased its long-term debt from $455,644 as at September 30, 1995 to $359,658 at March 31, 1996.

     As of March 31, 1996, the Company continued to be operating on a negative cash flow basis. Investment securities no longer serve as a source of cash to absorb operating cash losses; therefore, the Company continues its program to improve operating results for fiscal 1996 through increased drilling and repair service activities. Additionally, the Company continues to monitor its costs with efforts to reduce costs that are not directly related to the production of increased revenues from segments with the highest profit potential. In February 1996, the Company received $250,000 in cash from the sale of its Kel-Lite subsidiary, but will still require additional capital to expand its drilling and repair operations. The Company is endeavoring to reach a break-even level for its operating activities during fiscal 1996, but there is no assurance that this will occur. Even if the Company is able to reach a break-even, or positive cash flow level of operations, of which there is no assurance, the Company will continue to need additional sources of funds in order to pursue the capital funding that it desires for its gold exploration and development and drilling operations.

     On May 16, 1996, the Company borrowed $710,000 from an unrelated party. Of these funds, $425,000 is to purchase a used drilling rig, $185,000 is to refurbish an existing drilling rig, $21,300 is for prepayment of interest, and the remainder is for other fees and expenses related to the transaction. The loan will be evidenced by a promissory note, face amount $710,000, with the entire $710,000 principal amount payable on demand together with accrued interest at the rate of 12 percent per annum. At the option of the note holder, the $710,000 note will be convertible into 2,366,666 shares of the Company's common stock at the rate of $.30 per share.

     On May 20, 1996, the Company executed a Contract to Purchase a used deep hole drill rig system for $425,000, with the funds for the purchase being provided from the May 16, 1996 advance of funds. Finalization of the Contract to Purchase the deep hole drill rig system is contingent upon a successful test drilling project.

                           PART II - OTHER INFORMATION

Item 5. Other Information.

     On May 16, 1996, the Company borrowed $710,000 from an unrelated party. Of these funds, $425,000 is to purchase a used drilling rig, $185,000 is to refurbish an existing drilling rig, $21,300 is for prepayment of interest, and the remainder is for other fees and expenses related to the transaction. The loan will be evidenced by a promissory note, face amount $710,000, with the entire $710,000 principal amount payable on demand together with accrued interest at the rate of 12 percent per annum. At the option of the note holder, the $710,000 note will be convertible into 2,366,666 shares of the Company's common stock at the rate of $.30 per share.

     On May 20, 1996, the Company executed a Contract to Purchase a used deep hole drill rig system for $425,000, with the funds for the purchase being provided from the May 16, 1996 advance of funds. Finalization of the Contract to Purchase the deep hole drill rig system is contingent upon a successful test drilling project.



Item 6.  Exhibits And Reports On Form 8-K.

         (a)  Exhibits.  There are no exhibits filed as part of this report.

         (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended March 31, 1996.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act Of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            K.L.S. ENVIRO RESOURCES, INC.



Date:   June 11,  1996                      By: /s/ Merlyn W. Dahlin
                                               --------------------
                                            Merlyn W. Dahlin, Vice President and
                                            Principal Financial Officer