Form 10QSB
period 1996-06-30
KLS ENVIRO RESOURCES INC
filed 1996-08-19
CIK 894988

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

         For the quarterly period ended June 30, 1996

         OR

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the transition period from _______________ to _______________


                         Commission file number 0-21998

                         K.L.S. ENVIRO RESOURCES, INC.
        ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Nevada                                      75-2460365
   -----------------------------            ----------------------------------
   State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


         3220 North Freeway, Fort Worth, Texas            76111
        ----------------------------------------        ---------
        (Address of principal executive offices)       (Zip Code)


                                 (817) 624-4844
                ---------------------------------------------
                (Issuer's telephone number, including area code)


                                       N/A
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---
Applicable only to corporate issuers:

As of July 31, 1996, the Registrant had outstanding 9,812,656 shares of its common stock, par value $.0001.

                         PART I - FINANCIAL INFORMATION



Item 1. Financial Statements.


                          K.L.S. ENVIRO RESOURCES, INC.
                         INDEX TO FINANCIAL INFORMATION
                                  June 30, 1996


                                                                   Page No.
                                                                   --------
Consolidated Balance Sheets as of June 30, 1996
(unaudited) and  September 30, 1995 (audited)                           3

Consolidated Statements of Operations (unaudited)
for the Three and Nine Months Ended June 30, 1996 and 1995              4

Consolidated Statements of Cash Flows (unaudited) for
the Nine Months Ended June 30, 1996 and 1995                            5

Notes To Consolidated Financial Statements                              6

Management's Discussion And Analysis Of Financial
Condition And Results Of Operations                                     8

                 K.L.S. Enviro Resources, Inc. and Subsidiaries
                          Consolidated Balance Sheets
           June 30, 1996 (unaudited) and September 30, 1995 (audited)

                                     ASSETS

                                                      1996              1995
                                                      ----              ----
Current assets:
    Cash and cash equivalents                     $  283,398        $  174,479
    Investment securities                                  -           258,750
    Accounts receivable:
        Trade, net of allowance for doubtful
         accounts of $123,402 in 1996 and 1995       700,091           528,768
        Other                                              -            15,524
    Inventory                                        415,817           708,872
    Prepaid expenses                                  92,102             5,655
                                                  ----------        ----------
        Total current assets                       1,491,408         1,692,048

Property, plant and equipment, net                 2,053,664           665,128
                                                  ----------        ----------
Other assets: Other assets:
    Other receivables                                348,750                 -
    Intangible assets, net of accumulated
      amortization                                    51,653            80,670
    Deposits and other                                25,921            22,101
                                                  ----------        ----------

        Total other assets                           426,324           102,771
                                                  ----------        ----------

            Total assets                          $3,971,396        $3,459,947
                                                  ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable:
        Banks and other                          $   710,000        $  302,329
        Shareholders                                 667,251           690,746
    Current maturities of long-term debt             145,092           150,314
    Accounts payable                                 448,859           674,301
    Accrued expenses and other
     current liabilities                             375,050           297,682
    Deferred revenue                                       -            29,616
                                                  ----------        ----------

        Total current liabilities                  2,346,252         2,144,988

Long-term debt                                       369,049           455,644
                                                  ----------        ----------

            Total liabilities                      2,715,301         2,600,632
                                                  ----------        ----------

Shareholders' equity:
    Cumulative convertible preferred stock,
     Series A and B,$.0001 par value; 1,000,000
     shares authorized; 167,500 issued and
     outstanding, respectively; $5.00 stated
     value                                                17                17
    Common stock, $.0001 par value; 50,000,000
     shares authorized; 9,348,275 and 8,947,494
     issued and outstanding, respectively                935               894
    Additional paid-in capital                     4,502,149         4,417,724
    Accumulated deficit                           (3,204,293)       (3,545,782)
    Unrealized gain on securities                          -            29,175
    Foreign currency translation adjustments          (4,213)           (4,213)
                                                  ----------        ----------

                                                   1,294,595           897,815

    Treasury stock-shares held in treasury,
     at cost (38,500 in 1996 and 1995,
     respectively)                                   (38,500)          (38,500)
                                                  ----------        ----------

        Total shareholders' equity                 1,256,095           859,315
                                                  ----------        ----------

            Total liabilities and
             shareholders' equity                 $3,971,396        $3,459,947
                                                  ==========        ==========

                   The accompanying notes are an integral part of these consolidated financial statements


                          K.L.S. Enviro Resources, Inc. and Subsidiaries
                               Consolidated Statements of Operations
                    for the Three and Nine Months ended June 30, 1996 and 1995
                                             (Unaudited)


                                               Three Months Ended                  Nine Months Ended
                                            6/30/96           6/30/95           6/30/96          6/30/95
                                            -------           -------           -------          -------

Drilling and repair service revenues       $1,313,034       $ 785,687         $3,018,511       $2,066,320

Cost of drilling and repair services          682,381         543,027          1,687,808        1,132,158
                                           ----------       ---------         ----------       ----------
          Gross  profit                       630,653         242,660          1,330,703          934,162
                                           ----------       ---------         ----------       ----------

Selling, general and administrative expenses:
   Salaries, wages and related costs          208,265          68,072            459,991          272,978
   Legal and professional fees                 63,240         106,830            186,484          321,692
   Rents                                       11,522          23,670             46,665           73,008
   Repairs and maintenance                      3,507          (5,492)            20,848           57,357
   Taxes, licenses and permits                 20,258          12,565             46,275           19,603
   Advertising                                  1,444           2,301              7,635           12,362
   Travel and lodging                           8,489          55,380             70,229          123,282
   Consulting                                  44,412          43,517             69,912          141,205
   Exploration costs                            4,733          38,638            (10,715)         303,201
   Other operating expenses                    52,595          57,413            192,248          223,457
   Depreciation and amortization               98,009          78,353            237,552          229,755
                                           ----------       ---------         ----------       ----------

      Total selling, general and
        administrative expenses               516,474         481,247          1,327,124        1,777,900
                                           ----------       ---------         ----------       ----------

          Income (loss) from operations       114,179        (238,587)             3,579         (843,738)

Other income (expenses):
   Interest expense                           (44,643)        (26,578)          (112,933)         (76,327)
   Interest and other income                    3,747          12,216              9,056           33,542
   Gain on sale of marketable securities            -          37,252             99,289          200,183
   Gain on sale of assets                       3,792           9,100             25,158            9,100
   (Loss) gain from foreign
     currency translation                      (3,530)         43,296              9,603           62,907
                                           ----------       ---------         ----------       ----------
          Income (loss) before
            income taxes                       73,545       (163,301)            33,752          (614,333)

Income taxes                                        -              -                  -                 -

          Income (loss) from
             continuing operations             73,545       (163,301)            33,752           (614,333)

Discontinued operations:
     Income (Loss)  from
       discontinued operations                      -         42,949            (34,511)          (188,238)
     Gain on sale of subsidiary                     -              -            379,935                  -

                                           ----------       ---------        ----------         ----------
           Net income (loss)               $   73,545       $(120,352)        $ 379,176          $(802,571)
                                           ==========       =========         =========          =========

Income (loss) per weighted-average common shares outstanding:

    Income (loss) from
      continuing operations                $     0.01       $   (0.02)        $       0          $   (0.07)
    Income (loss) from
      discontinued operations              $        -       $       -         $    0.04          $   (0.02)

Weighted-average number of
   shares outstanding                       9,188,795       8,747,974         9,058,188          8,745,916



                                        The accompanying notes are an integral part
                                        of these consolidated financial statements

                                                       4

                 K.L.S. Enviro Resources, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                for the Nine Months ended June 30, 1996 and 1995
                                  (Unaudited)

                                                     1996              1995
                                                     ----              ----
Cash flows from operating activities:
  Net income (loss)                               $ 379,176         $(802,571)
  Adjustments to reconcile net income (loss)
    to cash used in operating activities:
       Common stock for services                     84,466            33,644
       Depreciation and amortization                237,552           245,740
       Gain on sale of marketable securities        (99,289)         (200,183)
       Gain on disposal of equipment                (25,158)           (9,100)
       Gain on sale of subsidiary                  (379,935)
       Translation gain                              (9,603)
       Changes in:
         Accounts and other receivables            (204,507)         (210,760)
         Inventory                                  (13,955)         (224,149)
         Income tax receivable                            -            81,649
         Prepaid expenses                           (89,363)           (2,680)
         Other assets                                (2,448)           46,143
         Accounts payable                           (41,105)          403,046
         Accrued expenses                            56,099            49,273
         Deferred revenue                           (29,616)           (4,911)
                                                   --------          --------
            Net cash used in operating activities  (137,686)         (594,859)
                                                   --------          --------
Cash flows from investing activities:
  Proceeds from sales of marketable securities      328,861           608,559
  Proceeds from sale of subsidiary, net
    of selling costs                                184,042
  Proceeds  from sale of equipment                   20,250             9,100
  Purchases of equipment                           (236,484)          (76,753)
                                                   --------          --------
             Net cash provided by
               investing activities                 296,669           540,906
                                                   --------          --------
Cash flows from financing activities:
  Net change in bank notes                           52,559           104,802
  Proceeds from long-term debt                            -            15,664
  Principal payments on long-term debt              (99,161)          (59,951)
  Net payments to shareholders                       (3,495)          (70,950)
  Dividends paid                                          -            (6,750)

  Cash received from stock subscriptions and
     sales of common stock                                -           170,000
                                                   --------          --------
              Net cash provided by (used in)
                financing activities                (50,097)          152,815
                                                   --------          --------
Effect of exchange rate changes on cash                  33          (170,244)
                                                   --------          --------
Increase (decrease)  in cash                        108,919           (71,382)

Cash at beginning of period                         174,479           177,103
                                                   --------          --------
Cash at end of period                              $283,398          $105,721
                                                   ========          ========


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

    In the opinion of management, all adjustments, consisting only of normal recurring adjustments and eliminations of material intercompany sales and purchases necessary to present fairly the financial condition, results of operations and cash flows for the Company for the respective interim periods presented, have been included. Operating results for the three and nine-month periods ended June 30,1996, are not necessarily indicative of the results that may be expected for the year ending September 30, 1996.

    Certain   amounts  have  been   reclassified   from   previously   presented
    consolidated financial statements to conform with the June 30, 1996 presentation.

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

3.  Discontinued Operations

    Effective February 1, 1996, the Company sold all of the issued and outstanding stock of Kel-Lite. As a result of the sale, activities of Kel-Lite have been accounted for as discontinued operations. A gain on this sale which includes cash received of $250,000 and the present value of future minimum royalty payments, less current expenses of the sales transaction, is approximately $380,000 and has been recorded in the Company's second quarters' results of operations. The buyer is contractually liable for aggregate minimum royalty payments of $600,000 over a ten year period, among other considerations. The present value of the future minimum royalty payments, discounted at 9.5%, is calculated at approximately $348,800 and is recorded as an other receivable with Other Assets in the accompanying consolidated balance sheet. Future minimum royalty payments, present valued, are due in periods beginning fifteen months from the date of the sale of the subsidiary.

    Additionally, operations of K.L.S. Environmental, Inc. were discontinued in 1995; accordingly, their results are accounted for as discontinued operations and presented as net amounts and combined with Kel-Lite in the consolidated statements of operations.

4.  Income (Loss) Per Common Share

    Income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods ended June 30, 1996 and 1995.

5. Notes Payable, Other, and Loan to Satisfy Obligations to Estate of J. R. Bell

    As of May 14, 1996, the Company had a note payable in the amount of $710,000 payable to fonix Corporation. On August 16, 1996, the Company and fonix Corporation modified their financing arrangement pursuant to which the $710,000 note was cancelled and replaced by another $710,000 note, and the Company executed three additional notes payable to fonix Corporation in the amounts of $450,000, $150,000 and $590,000 for funds previously advanced, for an aggregate indebtedness to fonix Corporation of $1,900,000. All of these notes are payable on demand, bear interest at the rate of 12 percent per annum from the respective dates on which the funds were advanced, and are secured by all of the Company's assets except for certain real property owned by the Company. The $710,000 note to fonix Corporation is convertible at the option of fonix Corporation into 2,366,667 shares of the Company's common stock at $0.30 per share, and the other notes are converitble into an aggregate of 2,975,000 shares of common stock at $0.40 per share. The proceeds of these promissory notes were used to purchase two additional drilling rigs, to refurbish an existing rig, to purchase additional inventory and equipment for the Company's drilling and hydraulics business, and to pay certain indebtedness of the Company, including certain accounts payable and $443,000 of a $623,000 note payable to the Estate of James Robert Bell, in return for which the Estate released the Company from an obligation to pay the Estate $241,688 in accrued interest and preferred stock dividends. This transaction with the Estate was consummated on August 16, 1996. The other $180,000 of the $623,000 note payable to the Estate of James Robert Bell was transferred by the Estate to Raymond H. Kurzon, the Chief Executive Officer and a director of the Company, in exchange for a real estate limited partnership interest assigned by Mr. Kurzon to the Estate. The Company's Board of Directors and Mr. Kurzon have agreed that the Company will retire this $180,000 debt by issuing 450,000 shares of its common stock to Mr. Kurzon at the rate of $0.40 per share.

6. Subsequent Events

    As of May 14, 1996, the Company had a note payable in the amount of $710,000 payable to fonix Corporation. On August 16, 1996, the Company and fonix Corporation modified their financing arrangement pursuant to which the $710,000 note was cancelled and replaced by another $710,000 note, and the Company executed three additional notes payable to fonix Corporation in the amounts of $450,000, $150,000 and $590,000 for funds previously advanced, for an aggregate indebtedness to fonix Corporation of $1,900,000. All of these notes are payable on demand, bear interest at the rate of 12 percent per annum from the respective dates on which the funds were advanced, and are secured by all of the Company's assets except for certain real property owned by the Company. The $710,000 note to fonix Corporation is convertible at the option of fonix Corporation into 2,366,667 shares of the Company's common stock at $0.30 per share, and the other notes are converitble into an aggregate of 2,975,000 shares of common stock at $0.40 per share. The proceeds of these promissory notes were used to purchase two additional drilling rigs, to refurbish an existing rig, to purchase additional inventory and equipment for the Company's drilling and hydraulics business, and to pay certain indebtedness of the Company, including certain accounts payable and $443,000 of a $623,000 note payable to the Estate of James Robert Bell, in return for which the Estate released the Company from an obligation to pay the Estate $241,688 in accrued interest and preferred stock dividends. This transaction with the Estate was consummated on August 16, 1996. The other $180,000 of the $623,000 note payable to the Estate of James Robert Bell was transferred by the Estate to Raymond H. Kurzon, the Chief Executive Officer and a director of the Company, in exchange for a real estate limited partnership interest assigned by Mr. Kurzon to the Estate. The Company's Board of Directors and Mr. Kurzon have agreed that the Company will retire this $180,000 debt by issuing 450,000 shares of its common stock to Mr. Kurzon at the rate of $0.40 per share.

    Mr. Thomas Murdock, President, Chief Operating Officer, and a director of fonix Corporation, was elected to the Company's Board of Directors on July 10, 1996.

 Item 2. Management's Discussion And Analysis Of Financial
         Condition And Results Of Operations.

                              Results Of Operations
                              ---------------------

Three Months Ended June 30, 1996 Compared With Three Months Ended June 30, 1995

     The Company's net income for the three months ended June 30, 1996 was $73,545 as compared to a net loss of $120,352 for the three months ended June 30, 1995. The principal differences are attributable to an increase in revenue, a decrease in expenses as a percentage of revenues, and the effects of discontinued operations. The Company's income from continuing operations for the three months ended June 30, 1996 was $73,545 as compared to a loss from continuing operations of approximately $163,300 for the comparable quarter in the prior year. The Company's income from operations before other income and expenses was $114,179 for the three months ended June 30, 1996 as compared to a loss from operations before other income and expenses of $238,587 for the same period in the prior year. The reduction in operating losses from continuing operations is reflective of increased revenue, more efficient absorption of direct and indirect costs of drilling and repair services and decreased selling, general and administrative expenses as a percentage of revenue.

     Total revenues from continuing operations for the three months ended June 30, 1996 were $1,313,034, an increase of $527,347 or 67.12 percent, over the three months ended June 30, 1995. The increased revenues were primarily attributable to a $ 481,278 increase in revenues from the Company's drilling services. The Company's Mexican operations accounted for $464,244 or 88.03 percent of the increase. The remainder of the increase in revenue came from the Company's repair operations. Dateline Drilling, Inc.'s operations remained at nearly the same revenue level as in the quarter ended June 30, 1995. The Company anticipates increased drilling and repair service revenues for the remainder of fiscal 1996 for each of its operations. An increase in drilling service revenues is contingent upon an increase in the utilization of existing drilling rigs and the successful and efficient use of the refurbished and new rigs being added to the Company's rig count.

     Total operating costs and expenses from continuing operations increased by approximately $174,581 or 17.04 percent, to $1,119,855 for the three months ended June 30, 1996, as compared to the three months ended June 30, 1995, while revenues increased by $527,347. Of the $174,581 increase in costs, costs of drilling and repair services amounted to $682,381 or an increase of $139,354 over the corresponding period in the prior year. Selling, general and administrative expenses increased by $35,227 from the three months ended June 30, 1995. The increase in costs of drilling and repair services are primarily the result of a 67.12 percent increase in drilling revenue in the third quarter of 1996 as compared to the third quarter of 1995. The increase in selling, general and administrative expenses of $35,227 is a composite of increases in salaries, wages and related costs offset primarily by decreases in the following expenses: legal and professional, rents, travel and lodging, and exploration costs.

     Other income and expenses decreased by $115,920, primarily the result of foreign currency transaction fluctuations, no sales of investment securities and increased interest expense. As of March 31,1996, all investment securities had been sold to assist in meeting various obligations of the Company.

                               Financial Condition
                               -------------------

     As of June 30, 1996, the Company's current liabilities exceeded its current assets by $854,844 as compared with current liabilities exceeding current assets by $452,940 as of September 30, 1995. The current ratio of assets to liabilities was .64 at June 30, 1996 as compared with .79 at September 30, 1995. Current assets decreased by $200,640 to $1,491,408 from September 30, 1995 to June 30, 1996, and current liabilities increased by $201,264 to $2,346,252 during that same period. A portion of the change in current assets and current liabilities is attributable to the sale of Kel- Lite Industries, Inc. As of the sale date, which was effective on February 1, 1996, $345,653 of current assets and $319,594 of current liabilities, formally owned by the Company and included in its consolidated financial condition, were removed from the Company's consolidated financial statements due to the sale. Another element of the working capital change is that investment securities were entirely sold since September 30, 1995 and amounted to a decrease in current assets of $258,750. The investment securities were liquidated to obtain cash for operations and other outstanding obligations.

     As of May 14, 1996, the Company had a note payable in the amount of $710,000 payable to fonix Corporation. On August 16, 1996, the Company and fonix Corporation modified their financing arrangement pursuant to which the $710,000 note was cancelled and replaced by another $710,000 note, and the Company executed three additional notes payable to fonix Corporation in the amounts of $450,000, $150,000 and $590,000 for funds previously advanced, for an aggregate indebtedness to fonix Corporation of $1,900,000. All of these notes are payable on demand, bear interest at the rate of 12 percent per annum from the respective dates on which the funds were advanced, and are secured by all of the Company's assets except for certain real property owned by the Company. The $710,000 note to fonix Corporation is convertible at the option of fonix Corporation into 2,366,667 shares of the Company's common stock at $0.30 per share, and the other notes are converitble into an aggregate of 2,975,000 shares of common stock at $0.40 per share. The proceeds of these promissory notes were used to purchase two additional drilling rigs, to refurbish an existing rig, to purchase additional inventory and equipment for the Company's drilling and hydraulics business, and to pay certain indebtedness of the Company, including certain accounts payable and $443,000 of a $623,000 note payable to the Estate of James Robert Bell, in return for which the Estate released the Company from an obligation to pay the Estate $241,688 in accrued interest and preferred stock dividends. This transaction with the Estate was consummated on August 16, 1996. The other $180,000 of the $623,000 note payable to the Estate of James Robert Bell was transferred by the Estate to Raymond H. Kurzon, the Chief Executive Officer and a director of the Company, in exchange for a real estate limited partnership interest assigned by Mr. Kurzon to the Estate. The Company's Board of Directors and Mr. Kurzon have agreed that the Company will retire this $180,000 debt by issuing 450,000 shares of its common stock to Mr. Kurzon at the rate of $0.40 per share. Mr. Thomas Murdock, President, Chief Operating Officer, and a director of fonix Corporation, was elected to the Company's Board of Directors on July 10, 1996.

     Total assets increased in fiscal 1996 by $511,449 to $3,971,396, primarily with respect to the effects of recording the Kel-Lite sale, the decrease in investment securities as previously indicated and the effect of cash generated by the demand note of $710,000. The Company also decreased its long-term debt from $455,644 as at September 30, 1995 to $369,049 at June 30, 1996.

     As of June 30, 1996, the Company continued to be operating on a negative cash flow basis from operations. Investment securities no longer serve as a source of cash to absorb operating cash losses; therefore, the Company continues its program to improve operating results for fiscal 1996 through increased drilling and repair service activities. Additionally, the Company continues to monitor its costs with efforts to reduce costs that are not directly related to the production of increased revenues from segments with the highest profit potential. In February 1996, the Company received $250,000 in cash from the sale of its Kel-Lite subsidiary, but will still require additional capital to expand its drilling and repair operations. As of August 16, 1996, a portion of that capital has been received in the form of four demand, promissory notes from fonix Corporation aggregating $1.9 million, which are convertible into a total of 5,341,666 shares of the Company's common stock at prices ranging from $.30 to $.40 per share. These funds have provided for the acquisition of two drilling rigs, the refurbishment of a previously owned rig, the acquisition of inventory and equipment for the Company's drilling and hydraulics repair business, initial investigation of potential precious metals projects. and the repayment of certain obligations, including a repayment of shareholder notes allowing for cancellation of approximately $241,688 of accrued interest and dividends. Although the Company is endeavoring to reach a sustained break-even level for its operating activities during fiscal 1996, there is no assurance that this will occur. Even if the Company is able to reach a consistent break-even level of operations, of which there is no assurance, the Company will continue to need additional sources of funds in order to pursue the capital funding that it desires for its gold exploration and development and drilling operations.


                           PART II - OTHER INFORMATION

Item 5. Other Information.

     As of May 14, 1996, the Company had a note payable in the amount of $710,000 payable to fonix Corporation. On August 16, 1996, the Company and fonix Corporation modified their financing arrangement pursuant to which the $710,000 note was cancelled and replaced by another $710,000 note, and the Company executed three additional notes payable to fonix Corporation in the amounts of $450,000, $150,000 and $590,000 for funds previously advanced, for an aggregate indebtedness to fonix Corporation of $1,900,000. All of these notes are payable on demand, bear interest at the rate of 12 percent per annum from the respective dates on which the funds were advanced, and are secured by all of the Company's assets except for certain real property owned by the Company. The $710,000 note to fonix Corporation is convertible at the option of fonix Corporation into 2,366,667 shares of the Company's common stock at $0.30 per share, and the other notes are converitble into an aggregate of 2,975,000 shares of common stock at $0.40 per share. The proceeds of these promissory notes were used to purchase two additional drilling rigs, to refurbish an existing rig, to purchase additional inventory and equipment for the Company's drilling and hydraulics business, and to pay certain indebtedness of the Company, including certain accounts payable and $443,000 of a $623,000 note payable to the Estate of James Robert Bell, in return for which the Estate released the Company from an obligation to pay the Estate $241,688 in accrued interest and preferred stock dividends. This transaction with the Estate was consummated on August 16, 1996. The other $180,000 of the $623,000 note payable to the Estate of James Robert Bell was transferred by the Estate to Raymond H. Kurzon, the Chief Executive Officer and a director of the Company, in exchange for a real estate limited partnership interest assigned by Mr. Kurzon to the Estate. The Company's Board of Directors and Mr. Kurzon have agreed that the Company will retire this $180,000 debt by issuing 450,000 shares of its common stock to Mr. Kurzon at the rate of $0.40 per share.

     Mr. Thomas Murdock, President, Chief Operating Officer, and a director of fonix Corporation, was elected to the Company's Board of Directors on July 10, 1996.

Item 6.  Exhibits And Reports On Form 8-K.

         (a) Exhibits.  There are no exhibits filed as part of this report.

         (b) Reports on Form 8-K. During July 1996, the Company filed a Current Report on Form 8-K, reporting under Item 5 operating results for the Registrant's second quarter and a $710,000 loan.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act Of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         K.L.S. ENVIRO RESOURCES, INC.



Date:   August 14, 1996                  By: /s/ Merlyn W. Dahlin
                                            ------------------------------------
                                            Merlyn W. Dahlin, Vice President
                                            and Principal Financial Officer

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act Of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            K.L.S. ENVIRO RESOURCES, INC.



Date:   August 14, 1996                     By:
                                                ----------------------------
                                                Merlyn W. Dahlin, Vice President
                                                and Principal Financial Officer