Form 10QSB/A
period 1996-06-30
KLS ENVIRO RESOURCES INC
filed 1996-08-28
CIK 894988

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A-1

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

                 K.L.S. Enviro Resources, Inc. and Subsidiaries
                          Consolidated Balance Sheets
           June 30, 1996 (unaudited) and September 30, 1995 (audited)

                                     ASSETS

                                                      1996              1995
                                                      ----              ----
Current assets:
    Cash and cash equivalents                     $  283,398        $  174,479
    Investment securities                                  -           258,750
    Accounts receivable:
        Trade, net of allowance for doubtful
         accounts of $123,402 in 1996 and 1995       700,091           528,768
        Other                                              -            15,524
    Inventory                                        415,817           708,872
    Prepaid expenses                                  92,102             5,655
                                                  ----------        ----------
        Total current assets                       1,491,408         1,692,048

Property, plant and equipment, net                 2,053,664         1,665,128
                                                  ----------        ----------
Other assets: Other assets:
    Other receivables                                348,750                 -
    Intangible assets, net of accumulated
      amortization                                    51,653            80,670
    Deposits and other                                25,921            22,101
                                                  ----------        ----------

        Total other assets                           426,324           102,771
                                                  ----------        ----------

            Total assets                          $3,971,396        $3,459,947
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


                                         K.L.S. ENVIRO RESOURCES, INC.



Date:   August 28, 1996                  By: /s/ Merlyn W. Dahlin
                                            ------------------------------------
                                            Merlyn W. Dahlin, Vice President
                                            and Principal Financial Officer