Form 10KSB
period 1996-09-30
KLS ENVIRO RESOURCES INC
filed 1997-01-13
CIK 894988

U.S.  Securities And Exchange Commission
                       Washington, D.C.   20549

                              FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended September 30, 1996

[ ] Transition report under section 13 or 15(d)of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from __________________ to
___________________

Commission File Number 0-24152

                     K.L.S.  ENVIRO RESOURCES.  INC.
             (Name of small business issuer in its charter)

       Nevada                                        75-2460365
(State or other jurisdiction              (I.R.S. Employer Identification No.)
 of incorporation or organization)

               3220 North Freeway, Fort Worth, Texas 76111
           (Address of principal executive offices)      (Zip Code)

Issuer's telephone number (817) 624-4844

Securities to be registered under Section 12(b) of the Exchange Act:

   Title of each class                  Name of each exchange on
                                         which registered
    None                                       None

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X     No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $4,424,693.

The aggregate market value of the voting stock held by non-affiliates computed based on the average of the closing bid and asked prices of such stock as of January 8, 1997 was approximately $50,061,612.

The number of shares outstanding of the issuer's common equity as of January 8, 1997 was 16,824,244 shares of common stock, par value $.0001.

Documents incorporated by reference. If the following documents are incorporated by reference briefly describe them and identify the part of Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated:
(1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for the fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format
(check one): Yes ___; No    X

                                 PART I

ITEM 1: DESCRIPTION OF BUSINESS

History And Overview

     K.L.S. Enviro Resources, Inc. (sometimes referred to in this report as "KLS") was incorporated under the laws of the State of Nevada under the name "K.L.S. Gold Mining Company" on January 15, 1993. The corporate name was changed to K.L.S. Enviro Resources, Inc. on September 10, 1993. As used in this report, the term the "Company" shall refer collectively to KLS and its wholly-owned subsidiaries. Those subsidiaries are identified as follows:

     K.L.S. Co., Inc. ("KLS Co.") is a Nevada corporation formed by KLS in January 1993. KLS Co. engages in hydraulics servicing and manufacturing, including the service and repair of hydraulic systems, the design and manufacture of specialized drilling rigs for the mining industry and related operations. Its principal offices are located in Missoula, Montana and its primary business activities are also conducted in that state.

     Dateline Drilling, Inc. ("Dateline") is a Montana corporation formed in 1980. Dateline was acquired by KLS in January 1993. Since its formation, Dateline has operated a production and exploration drilling business in the precious metals mining industry. Its principal business offices are located in Missoula, Montana. The business operations of Dateline are conducted in North America and Mexico.

     In April 1993, KLS formed Dateline Internacional, S.A. de C.V. ("DIMSA"), which is engaged in precious metals mining production and exploration drilling in Mexico.

     In addition to the wholly-owned operating subsidiaries described above, KLS has an inactive subsidiary known as K.L.S. Environmental, Inc., a Nevada corporation ("KLSEI"), formed in 1993 for the purpose of engaging in the business of the remediation of contaminated soils which was subsequently suspended by the Company. KLSEI does not conduct any business operations at this time.

     During the fiscal year ended September 30, 1996, KLS disposed of Kel-Lite Industries, Inc., a Texas corporation ("Kel-Lite"), which was formed in 1994 to acquire the business of a defunct company and to manufacture flashlights. KLS is no longer pursuing the flashlight business.

     In September 1994, the Company formed K.L.S. International, Inc., a Nevada corporation ("KLSII"), as a holding company for pursuing precious metals exploration operations in Mexico. KLS also owns Beloro, S.A. de C.V. ("Beloro"), a Mexico corporation formed by KLS in 1994 to pursue gold exploration and development in a joint venture with an unrelated entity. In February 1996 Beloro withdrew from the joint venture. Although it plans to expand its precious metals exploration business, KLS determined that it would not be in the Company's best interests to pursue those activities through the joint venture. In the future the Company will target medium size properties that the Company believes may be too small for most major mining companies and too large for most independent mining companies to cost-effectively exploit. While the Company is actively pursuing several properties which may meet this criteria, the Company owns no exploration properties or claims at this time.

     The Company's principal offices are located at 3220 North Freeway, Fort Worth, Texas 76111. Its telephone number is (817) 624-4844.

Description Of Business

     The primary business of the Company is providing drilling services for companies engaged in the exploration for, production and sale of gold and other precious metals associated with gold, as well as the design, manufacture, sale, service and repair of drilling rigs and hydraulic equipment used in logging, mining and related industries. In addition, the Company intends to engage in the future on a broader scale in the exploration for and production, processing and sale of gold and other precious metals for its own account and to develop its own properties.

     Drilling Operations. The drilling operations of the Company include both production mining drilling and exploration drilling as a drilling contractor to the hard rock mining industry. The Company specializes in exploration and production drilling, using reverse circulation drilling, performing work in the United States and Mexico. The Company's drill rigs are track mounted, mobile, and compact, and the Company believes that their usage does not result in any significant adverse environmental impact. Because of their mobility, track mounting, smaller size, and capability of drilling to 1,500 feet in most environments, these rigs can be positioned and operated in relatively difficult terrain without requiring the building of drill roads. Management believes that these attributes provide competitive advantages in terms of avoiding certain expenses for building roads and also minimizing adverse environmental impact.

     The Company submits written bids for drilling projects and negotiates written contracts with the mining company prior to commencement of any drilling project. During drilling operations, the driller, or supervisor, is responsible for maintaining drill logs. Invoices for services rendered by the Company are submitted to the mining company on a weekly basis. The exploratory drilling business is very competitive and the Company attempts to complete work on a project in the shortest time with the highest quality results possible. The Company strongly emphasizes maintenance of its equipment and retention of experienced drilling personnel.

     In 1993, as governments in the United States and Canada raised taxes and introduced tougher mining regulations, many mining companies sought opportunities to shift their mining efforts to South and Central America and Mexico, where the regulatory regimes are more receptive to mining activities. Improved political stability in these markets also made expansion in that area more attractive to North American mining companies. Changes in the laws regarding foreign ownership in Mexico prompted an increase in the number of foreign-owned mining concessions in that country. As a result, the Company has become more active in the Mexican drilling market. In addition to privatization of mineral lands and the low level of prior mineral extraction activity which encouraged the expansion of foreign company interests, the Mexican government has provided incentives to companies willing to operate in Mexico. Among other things, for example, these concessions have in the past enabled the Company to purchase support trucks at a substantially discounted cost.

     As of September 30, 1996, the Company had nine drill rigs in use. Six of those drill rigs were operating in Mexico and three were operating in Alaska. The Company is also presently awaiting delivery of two additional drill rigs it has purchased and is in the process of constructing two additional new rigs in the Missoula, Montana facility. It expects to have all four of these new rigs available during fiscal 1997.

     Specialty Design and Manufacture, Hydraulic Repair Services. KLS Co. designs and manufactures drilling rigs for use by the Company and for sale or lease to others in the industry. In addition, KLS Co. offers replacement parts and repair services for an array of hydraulic equipment utilized in logging, mining and construction. The Company is the exclusive authorized dealer and repair center for Denison Hydraulics of Cleveland, Ohio for the State of Montana. KLS Co. also offers specialty manufacturing services, including pump installation and modification, with an emphasis on hydraulic systems. To date, KLS Co. has performed specialty manufacturing services primarily for Dateline.

     Precious Metals Exploration. The Company is not presently engaged in any exploration or production on its own properties. In February 1994, the Company entered into a joint venture (the "La Cienega Agreement") with Pacific Rainier De Mexico, S.A. de C.V. ("Pacific"), a subsidiary of Nevada Star Resources Corp., to pursue the development of property located at La Cienega Sonora, Mexico, and a potential placer gold deposit on the Rio Yaqui, approximately 80 miles east of Hermosillo, Mexico. The Company formed Beloro to own its interests in the joint venture. As of January 1996, Beloro had contributed cash, property and services valued at approximately $475,000 to this project. Pacific's initial contribution was its title to mining claims
covering the mineral rights in the land.   The Company terminated its rights
and obligations under the La Cienega Agreement in February 1996, largely because performance did not meet expectations and because the feasibility studies for future undertakings by the joint venture indicated that continued participation was not in the best interests of the Company.

Domestic/Foreign Revenues

     During the fiscal years ended September 30, 1996 and 1995, the Company had business operations in the United States and Mexico. The Company expects to increase its foreign activity in the future. The following table sets forth the revenues from all domestic and foreign sources of the Company for those years:

                                     Fiscal Year Ending     Fiscal Year Ending
                                     September 30, 1996     September 30, 1995
From Domestic Sources
   Continuing Operations             $1,742,318             $1,593,439
   Discontinued Operations              374,233                899,253

From Foreign Sources
   Continuing Operations              2,682,374              1,426,158

TOTALS                               $4,798,925             $3,918,850
                                      =========              =========

Marketing and Competition

     Drilling Operations. The customers for the Company's drilling operations include many precious metal mining companies in North, Central and South America. In recent years, perhaps as many as 150 or more mining companies have opened or greatly expanded mining operations in Mexico. Marketing of the Company's drilling services is done through direct mail, mining convention attendance and direct personal contacts. There are several large companies with whom the Company competes for drilling contracts. The basis of competition is usually price, service and timeliness. With respect to service and speed, the Company believes it is able to compete effectively. The Company believes that there is little effective competition in Mexico for the reverse circulation drilling capability possessed by the Company and that U.S.-based companies are the principal competitors to the Company for drilling contracts in Mexico. Many of the Company's competitors possess greater financial resources, larger work forces, and more highly developed marketing programs than the Company. A number of smaller companies also compete with the Company for this business.

     Much of the drilling work performed by the Company is in remote, mountainous areas. With its track mounted, compact, and highly mobile drilling equipment, the Company believes that it can perform drilling work in these remote areas more easily and efficiently than other companies that do not have such equipment. Some of the Company's drill rigs are specially designed to minimize both adverse impact on the environment and the need for construction or improvement of roads to access mining sites. The Company believes that its rigs can be used in soft-soil conditions with less damage to the environment than equipment used by its competitors. These capabilities appear to give the Company a competitive advantage, although no assurance can be given that the Company will be able to continue to exploit this perceived advantage in a profitable manner.

     Precious Metals Exploration. The Company competes with substantially larger companies as well as experienced smaller companies for the acquisition and exploration of properties with precious metals reserves. Those competitors that are significantly larger than the Company have far greater financial, management and exploration resources than the Company to search for, acquire and explore these properties. However, the Company currently is focusing its efforts on medium size properties in which it believes it may have a competitive advantage because properties of this size generally are too small for most major mining companies and too large for most independent mining companies to develop effectively.

     Specialty Manufacturing and Hydraulic Services. The primary markets for the Company's specialty manufacturing and hydraulic repair services consist of logging, mining, and construction companies in the Missoula, Montana area. These services are marketed through direct contact, attendance at mining conventions, and direct mail. There are several companies with whom the Company competes for specialty manufacturing and hydraulic repair services, and many of those companies have significantly greater financial resources than the Company.

Equipment

     Drilling Equipment. The Company owns nine functional drill rigs, eight of which were either designed and manufactured by Dateline or were substantially redesigned and remanufactured by the Company.

     The drill rigs are highly mobile and compact and are able to access remote areas with relatively low environmental impact. The Company employs the reverse circulation method of drilling in its drilling operations. This method of drilling entails directing the drilling medium (air or mud) through the annulus (the space between the drill pipe and the drill pipe cover) outside the drill pipe, causing the cuttings to come to the surface through the center of the drill pipe. In conventional drilling, the air or mud is forced down the interior of the drill pipe and the cuttings come to the surface through the annulus. The cuttings derived from the reverse circulation method are cleaner, less damaged and easier to analyze and/or assay. Additionally, to the extent the Company's drilling methods are utilized in lieu of core drilling, the Company believes that its drilling offers a significantly less costly service. The Company believes that the combination of greater mobility, compactness and comparatively low environmental impact is a competitive advantage, despite the fact that the rigs are not able to drill to the depth of larger drills.

     In addition to its drill rigs, the Company owns drill pipe, tools and replacement parts utilized in reverse circulation drilling operations.

     Other Equipment. The Company owns office equipment and machines, including a computer system, telephone and facsimile equipment, furniture and supplies sufficient for its operations. It also owns equipment needed in its manufacture and repair operations, including metal lathes, drill presses, welding equipment, hoists, and other equipment. The Company maintains 35 vehicles, primarily trucks, which are used in its drilling and other operations.

     Marketing. During fiscal 1996, the Company provided its drilling services for approximately 36 different entities on 40 sites. Principal customers of the Company include Phelps Dodge Corp., FMC Gold Company, Placer Dome USA, Inc. and USMX. The customers of the Company are primarily gold and precious metal producers and the services of the Company are provided under contract. Contracts for drilling services are obtained through responding to invitations for bids, attendance at trade shows, personal contacts and direct mail contacts.

     The Company is the exclusive service representative and dealer of the Denison Hydraulics Company of Cleveland, Ohio for the State of Montana. Under its arrangement with Denison Hydraulics, the Company services Denison Hydraulics products used primarily by logging interests in the State of Montana. Other repair, design and manufacturing projects are obtained through participation in and attendance at trade shows, direct mail and personal contact.

Reliance On Major Customers

     During the fiscal years ended September 30, 1995 and 1996, no customer of the Company accounted for more than 10 percent of the Company's revenues from continuing operations. For the fiscal year ended September 30, 1995, there was one customer of the Company's now discontinued flashlight business that was responsible for more than 10 percent of the Company's revenues from that now-discontinued operation of the Company.

Employees

     As of September 30, 1996 the Company employed approximately 56 full-time employees and no part-time employees. In addition, the Company employed two outside consultants. From time to time the Company employs additional outside consultants as needed. The Company believes that it will be able to attract qualified personnel to fill any job openings. None of the Company's employees is a member of a union, and neither the Company nor any subsidiary has experienced a work stoppage.

Seasonality

     Although historically the drilling business of the Company was subject to seasonal trends, the Company has been successful in sharply reducing the adverse effects of seasonal weather-related conditions that had previously reduced its operating revenue in winter months. The Company has obtained new agreements and placed new drill rigs in operation in Mexico, and has been successful with its newest equipment to perform year-round drilling in Alaska. These changes have diminished the historic seasonal trends.

Risk Factors

     The business and operations of the Company are subject to various risks, including, but not limited to, the following:

     Recent Net Losses. The Company had significant net operating losses in fiscal years 1994 and 1995. It also had operating losses in prior years. As a result, the Company had an accumulated deficit of approximately ($2,300,000) at September 30, 1994 and ($3,545,000) at September 30, 1995. Its accumulated deficit at September 30, 1996 was ($4,505,721). Although the Company has experienced revenue growth and net operating income in recent months, there can be no assurance that such growth will continue or that net losses will not be incurred in future operating periods.

     Need for Additional Funding. The Company has operated in a negative cash flow position for several years and has substantial accumulated operating deficits. In order to increase revenues, the Company requires additional funding that will enable it to purchase additional equipment. The Company may seek such funding through a public or future private offering of its stock. Shares issued in such an offering would substantially dilute the shareholdings of other shareholders. There can be no assurance that the Company will be successful in obtaining such financing or that it will be available to the Company on terms and at rates that are favorable to the Company.

     Continuation of Control. SMD L.L.C., ("SMD"), a significant shareholder of the Company, owns 2,581,500 shares (or approximately 15%) of the issued and outstanding common stock of the Company. In addition, SMD has the right to convert certain shares of preferred stock to 500,000 shares of common stock and owns warrants to purchase an additional 6,600,000 shares of common stock. If the preferred shares were converted and the warrants exercised at this time, SMD would own approximately 40% of the total issued and outstanding shares of common stock of the Company. Officers and directors of the Company presently own or have the right to acquire an aggregate of 14,181,837 shares, or approximately 56% (assuming full exercise of all options, warrants and conversion rights held by these individuals)of the Company's issued and outstanding common stock. Three of the Company's directors are also the managers of SMD and constitute three of the four members of the Company's Executive Committee. The continued ownership of a significant number of shares, the rights to purchase additional shares of common stock and the board positions held by the SMD managers will perpetuate and increase their ability to influence corporate policy and management.

     Dependency on Trained Personnel. The Company relies on the services of trained technicians and skilled workers in many aspects of its operations. As its operations expand, the Company will be required to seek, hire and retain persons with the requisite expertise and experience to meet the Company's needs. The cost of training and retaining such personnel may decrease operating margins and affect profitability until the expansion operations begin operating at capacity. There can be no assurance that qualified personnel are readily available at costs that make it feasible for the Company to retain them. In addition, the Company may experience delays in its expansion efforts as new or current personnel are trained to perform at a level needed by the Company.

     Equipment Costs. To date the Company has been able to meet its requirements for additional equipment by acquiring used equipment which it has thereafter refurbished. Such used equipment is generally acquired at prices that are substantially less than the cost of new equipment. Generally, after refurbishing the used equipment, the Company's total cost therefor is less than the cost of new equipment. However, to meet its expansion needs and to avoid delay if it is to take advantage of new contract opportunities, the Company may be required to purchase new, rather than used or refurbished drilling equipment. The cost of new equipment can be as much as 40% greater than a comparable refurbished rig, thereby increasing the Company's investment cost in new operations and reducing the amount of capital available for other expansion projects.

     Government Regulation and Environmental Matters. The Company's domestic and foreign operations and mining operations in general are subject to substantial government regulation including federal, provincial, state and/or local laws concerning, but not limited to, such factors as safety, land use and environmental protection. The Company must also comply with local, state, provincial and/or federal requirements regarding exploration and drilling operations, public safety, employee health and safety, air quality, water pollution, noxious odor, noise and dust control, reclamation, solid waste, hazardous waste and wildlife as well as laws protecting the rights of other property owners and the public. Although the Company believes it is in substantial compliance with such regulations, laws and requirements with respect to its operations, failure to comply could have a material adverse effect on the Company including substantial penalties, fees and expenses and could result in significant delays in the Company's operations or a potential shutdown of some or all of its operations. The Company must also obtain and comply with local, state, provincial and federal permits, including waste discharge requirements, other environmental permits, use permits, plans of operation and other authorizations. Obtaining these permits can be very costly and takes significant amounts of time. Although the Company foresees no material problems or delays, no assurances can be given that the Company can obtain the necessary permits, commence new operations or continue existing operations or that the Company can maintain economic production in compliance with the necessary permits. Amendments to current laws and regulations governing operations and activities of mining companies or more stringent implementation of such laws are actively considered from time to time and could have a material adverse impact on the Company. There can be no assurance that future changes in existing law or new legislation will not limit or adversely impact the Company's business operations.

     Competition. The Company operates in an industry that is characterized by intense competition for resources, equipment and personnel. Some of the Company's principal competitors are substantially larger, have substantially greater resources and have spent considerably larger sums of capital than the Company for equipment, including drill rigs, development and operations.

     Risks Associated with Mining Operations, Insurance Coverage and Uninsured Losses. The Company's activities are subject to all the risks and hazards commonly associated with mining operations, including, but not limited to, unforeseen geological formations, environmental concerns and personal injury. The Company has insurance covering personal injury, worker's compensation and damage to property and equipment, although in view of recent trends in damage awards in personal injury lawsuits, such insurance may be insufficient to satisfy large losses or judgments against the Company. Furthermore, certain types of insurance coverage (generally against losses caused by natural disasters and acts of God) are either unattainable or prohibitively expensive. Substantial damage awards against the Company or substantial damages not covered by insurance will affect the Company's ability to continue as a going concern.

     Exploration Activities. The Company presently plans to expand its operations in more speculative and risky precious metal exploration, in addition to its existing drilling services and equipment maintenance and repair business. Exploration for gold, silver and other precious metals is a highly speculative business, with no assurance that adequate deposits or reserves can be located or that if located, meaningful volumes of ore can be extracted, refined or sold at profitable rates. In addition, the Company's present management has limited experience in acquiring or operating previous metal mining properties.

     Volatility of the Special Metals Market. The profitability of the Company's operations can be significantly affected by changes in the market price of gold and other precious metals. The market price of gold has fluctuated widely and is affected by numerous factors beyond the Company's control, including international economic trends, currency exchange fluctuations, expectations for inflation, speculative activities, consumption patterns (such as purchases of gold jewelry and the development of gold coin programs), purchases and sales of gold bullion, holdings by central banks and other large gold bullion holders or dealers and global or regional political events, particularly in major gold producing countries such as South Africa and some of the countries that formerly comprised the Soviet Union. Gold market prices are also affected by worldwide production levels which have increased in recent years. The aggregate effect of these factors, all of which are beyond the Company's control, is impossible for the Company to predict. In addition, the market price of gold has, on occasion, been subject to rapid short-term changes because of market speculation. If the price for precious metals such as gold is below the Company's customers' cash production costs and remains below such level for any sustained period, the Company's customers could experience losses and could determine that it is not economically feasible to continue to engage the Company for performance of its operations and services, or to continue to develop some or all of their projects.

     Foreign Operations. The Company's operations presently include contract drilling in the country of Mexico where the Company is required to comply with various environmental and other laws, rules and regulations. The Company's business is or may become subject to many other risks of international operations, including potential tariff restrictions, currency fluctuations, currency control regulations, competing or conflicting manufacturing standards, government regulation and approval policies and licensing and permit requirements. In recent years the economic situation in Mexico has been subject to volatile change. In addition, political and economic changes in the future could adversely affect the Company's investment and operations in Mexico and elsewhere.

     Potential Depressive Effect of Sales of Shares by Present Stockholders. A substantial number of shares of the Company's common stock currently issued and outstanding are "restricted securities" as that term is defined by Rule 144 under the Securities Act of 1933, as amended. Sales of substantial amounts of common stock pursuant to Rule 144 or otherwise into the public market could adversely affect the market price for the Company's securities.

     No Dividends. The Company has never declared or paid any cash dividends on its shares and does not anticipate paying cash dividends in the foreseeable future.

     Risk of Dilution by Future Issuance of Shares. The Company may use its securities, including shares of its common stock or its preferred stock, to finance acquisitions. The issuance by the Company of its equity securities, including common stock or securities convertible into common stock, in any such transaction will result in immediate and possibly substantial dilution to the existing stockholders of the Company.

ITEM 2: DESCRIPTION OF PROPERTY

Properties

     Drill Rig Manufacturing and Maintenance Facilities. The Company owns an industrial tract of land constituting approximately 3.11 acres, located at 3560 North Grant Creek Road, Missoula, Montana. The Company's KLS Co. and Dateline operations are conducted from that property. Located on the property in Missoula are: (i) a single-story building of frame construction containing approximately 3,600 square feet of office space, (ii) a single-story cold-storage facility containing approximately 5,000 square feet, which subsequently was converted to an inventory and environmental equipment storage facility, (iii) a steel building containing approximately 5,000 square feet, which houses the manufacturing and repair activities and (iv) a 7,500 square feet building which is used by KLS Co. in its specialty manufacturing and hydraulic systems repair activities.

     Corporate Office. The Company's headquarters are located at 3220 North Freeway, Fort Worth, Texas 76111 and consist of approximately 2,000 square feet of rented office space. The Company leases this property on a month-to-month basis for $1,110 per month from a partnership that is 50 percent owned by Merlyn Dahlin, the former Chief Financial Officer, Treasurer and Director of the Company.

     The Company believes the above facilities and properties to be sufficient for its immediate needs and for the next twelve months. In addition to these properties, the Company from time to time may acquire interests in mining properties, although at present, with the disposal of its interest in the La Cienega joint venture, the Company does not own any interests in exploration properties.

ITEM 3: LEGAL PROCEEDINGS

     As of September 30, 1996 the Company was involved in the following legal proceedings:

     PanAmerican Mineral Services, Inc. v. KLS Enviro Resources, Inc., Datelin Drilling, Inc., and Dateline Internacional S.A. De C.V. (the "Texas Litigation"). This action is filed in the District Court of Dallas County, Texas. The Texas Litigation is related to litigation and an arbitration proceeding between one or more of the defendants and the plaintiff in the state of Wyoming. In 1991, before KLS acquired any interest in Dateline, Dateline entered into an apparent contract with PanAmerican Mineral Services, Inc. ("PanAmerican"). PanAmerican was to perform certain services and render certain consultation with reference to business to be conducted by Dateline in Mexico. PanAmerican was to bill for services performed by Dateline and then remit to Dateline. After the acquisition of Dateline by KLS, it was discovered that PanAmerican had not performed as required under the contract and was holding funds due Dateline. An arbitration agreement existed between Dateline and PanAmerican. Dateline began an arbitration proceeding under that contract in the state of Wyoming. PanAmerican has filed documents in the arbitration proceeding indicating that it intends to assert a counterclaim against Dateline, DIMSA and KLS. PanAmerican contends that it performed all of its obligations under the contract with Dateline and alleges that Dateline and the Company are in violation of their contractual obligations. PanAmerican seeks to recover damages in an unspecified amount. The Wyoming litigation was dismissed for lack of jurisdiction over KLS and DIMSA. That decision was reversed on appeal by the Wyoming Supreme Court. Motions to Dismiss as to Dateline and DIMSA have been filed in the Texas Litigation. No decision has been made by the Texas court on these motions. The officers of the Company vigorously dispute that there is any merit to any claim by PanAmerican. KLS, as well as Dateline and DIMSA, are vigorously defending themselves in the Texas Litigation.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended September 30, 1996.

                                 PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Information. Trading in the common stock of the Company commenced over the counter in January 1994. To date, the trading volume has been low. The common stock of the Company is traded on the OTC Electronic Bulletin Board under the symbol "KLSE". The range of high and low bid quotations for each quarterly period since the Company's common stock began trading in January 1994, as reported by the OTC Electronic Bulletin Board, is as follows:

FISCAL QUARTER ENDED                  HIGH               LOW
--------------------                ---------          ----------
March 31, 1994                        $1.88              $1.13
June 30                                1.88               1.13
September 30, 1994                     1.75               1.13

December 30, 1994                      2.50               2.25
March 31, 1995                         1.31               1.31
June 30, 1995                          0.62               0.50
September 30, 1995                     0.38               0.37

December 29, 1995                      0.28               0.25
March 29, 1996                         0.33               0.30
June 28, 1996                          0.55               0.50
September 30, 1996                    $1.13              $1.00


     On January 8, 1997, the last reported bid and ask prices for the common stock were respectively $4.36 and $4.60 per share.

     The above quotations reflect inter-dealer prices, without retail mark-up, retail mark-down or commission, and may not represent actual transactions.

     Holders. The approximate number of record holders of the Company's common stock as of January 8, 1997 was 1,240.

     Dividends. The Company has not paid any cash dividends on its common stock since its inception in January 1993. The Company anticipates that any earnings, of which there is no assurance, will be retained for development of the Company's businesses and therefore no dividends on the Company's common stock may be declared in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

Fiscal Year Ended September 30, 1996 Compared With Fiscal Year Ended September 30, 1995

     The Company had a net loss for the fiscal year ended September 30, 1996 of approximately $920,000 compared to a net loss of approximately $1,186,000 for the fiscal year ended September 30, 1995. Total sales and revenues from continuing operations for the fiscal years ended September 30, 1996 and September 30, 1995 were approximately $4,424,693 and $3,019,597, respectively, an increase of $1,405,095 or approximately 47 percent. The increased revenues were attributable to increased drilling service revenues in both Mexico and the United States. The Company increased its available drill rig fleet from five to nine rigs in fiscal 1996, and added a machine shop division to its hydraulic repair and fabrication operations. The Company anticipates increased revenues in fiscal 1997 from existing facilities as well as from planned additions to the drill rig fleet.

     Cost of sales for fiscal years ended September 30, 1996 and September 30, 1995 were $2,447,843 and $1,836,671, respectively. This represents a 6 percent increase in the profit margin. Selling, general and administrative expenses for fiscal 1996 and fiscal 1995 were $1,859,692 and $2,091,100, respectively, a decrease of 27 percent expressed as a ratio to sales and revenues. The decreases in expenses as a percentage of sales and revenues were attributable to a decrease in exploration costs and the Company's efforts at overall cost containment. The Company has renewed its mining property exploration efforts in fiscal 1997 and expects costs to increase for this program.

     The Company's net income or (loss) from continuing operations for fiscal years ended September 30, 1996 and September 30, 1995 was $117,158 income and ($908,174) loss, respectively. The increase of $1,025,329 in income was attributable to an increase in gross profit, decreases in legal and professional fees and exploration costs, but partially offset by increases in salaries, wages and related costs, and depreciation expense.

     Discount on Debt. The Company entered into a financing arrangement on September 30, 1996 with a related party. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," below. This transaction included the issuance of common stock purchase warrants, the effect of which was an increase in stockholders' equity of $1,024,322 and an offsetting finance charge on the income statement in the same amount. This resulted in a net loss as indicated above.

     Interest expense for the fiscal years ended September 30, 1996 and September 30, 1995 was $311,303 and $144,835, respectively. The increase was due to additions to debt financing. Interest and other income for the fiscal years 1996 and 1995 were $187,078 and $21,220, respectively. The increase was primarily due to the forgiveness of interest by the Bell Estate totaling $172,823 (see "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," below). Gain on sale of marketable securities for the fiscal years ended September 30, 1996 and 1995 was $99,289 and $209,943, respectively. The balance of the Company's holdings of marketable securities was sold in fiscal 1996 to provide additional working capital. The Company will not have these securities as a source of capital in future years. Loss from discontinued operations for the fiscal years ended September 30, 1996 and September 30, 1995 was $3,326 and $363,462, respectively. The subsidiary responsible for this loss was sold in fiscal 1996 and there will be no future revenues or expenses incurred by the Company from that transaction.

     The Company is expanding its drill rig fleet during fiscal 1997 and is working to improve the efficiency of its other operations. The Company believes these efforts will improve operating results for fiscal 1997, however there is no assurance that this will occur.

Fiscal Year Ended September 30, 1995 Compared With Fiscal Year Ended September 30, 1994

     The Company's net loss for the fiscal year ended September 30, 1995 was approximately $1,186,000 as compared to approximately $1,811,000 for the fiscal year ended September 30, 1994. The difference is attributable to an increase in revenues and a decrease in expenses as a percentage of revenues.

     Total sales and revenues from continuing operations for fiscal 1995 were $3,019,597, an increase of $851,146, or 39 percent, over fiscal 1994. The increased revenues were attributable to increases in revenues from both the Company's drilling services and repair services segments.

     Total costs and expenses from continuing operations decreased in fiscal 1995 approximately 1.7 percent to $3,932,743 when compared to fiscal 1994. These decreased costs and expenses were attributable to decreases in legal and other professional fees, rents, travel expenses, and consulting fees, which were offset to an extent by increases in fuel, supply, and exploration costs as a result of increased drilling and exploration activities.

     The Company's loss from continuing operations decreased from $1,834,275 in fiscal 1994 to $913,146 in fiscal 1995 as a result of the items described above. The decreased loss from operations for fiscal 1995 as compared to 1994 was offset by a $670,039 decrease in gain on sale of marketable securities. The lower amount of gain on sale of marketable securities resulted from smaller amounts of marketable securities being sold in fiscal 1995. At September 30, 1995, the total value of the Company's marketable securities was $258,750.

Financial Condition

     As of September 30, 1996, the Company's current assets were $1,854,325 and its current liabilities were $2,703,956, resulting in an excess of liabilities of $849,631. At September 30, 1995, the current liabilities exceeded current assets by $452,940. The increase is due primarily to additions to short-term debt from a related party. From September 30, 1995 to September 30, 1996, cash and cash equivalents increased $126,288 to $300,767. Net trade accounts receivable increased $521,603 to $1,050,371. These increases are attributable to a 47 percent increase in revenues for the same period. Inventory decreased $224,934 to $483,938, primarily due to the sale of a manufacturing subsidiary. Accounts payable decreased during the period by $261,812 to $412,487 and accrued expenses decreased $42,440 to $188,628, due primarily to the sale of a subsidiary and to the availability of capital provided by debt financing.

     During the fiscal year ended September 30, 1996, total assets increased $1,068,734 to $4,528,677. This included net additions to property, plant and equipment of $939,383, due primarily to the purchase of additional drill rigs. During fiscal 1996, total liabilities increased $374,320 to $2,974,951. This included a reduction in long-term debt of $184,649 to $270,995.

       Stockholders' equity increased $694,411 during the fiscal year ended September 30, 1996 to $1,553,726. To provide capital, stock and stock purchase warrants were sold in private placements and issued in exchange for fees, services and debts of the Company. These issuances resulted in an increase of $1,683,525. This capital increase was partially offset by the Company's net loss for the period of $919,813.

     The Company realized positive earnings from its operating activities in the last half of fiscal 1996. However, the Company will continue to need infusions of equity or debt as it expands its drill rig fleet, increases its sales activities in the machine shop, hydraulic repair and fabrication segments, and pursues mining property exploration and acquisitions.

     During fiscal 1996, the Company incurred short-term debt with common stock conversion rights from an unrelated entity. The first loan of $710,000 was obtained in May 1996. Subsequent notes were executed and funds borrowed from the same entity in June ($450,000), July 10 ($150,000) and July 16, 1996 ($590,000). These notes were partially refinanced on September 30, 1996 with the execution of a short-term note in the amount of $1,673,730 from a related party, coupled with the issuance to the lender of common stock purchase warrants. Subsequent to the fiscal year end on September 30, 1996, the Company borrowed an additional $300,000 from the same related party on a short-term basis. Of this aggregate $2,200,000 of short-term debt, $1,842,400 was repaid by January 2, 1997 from the proceeds of an offering selling approximately 4,000,000 shares of common stock. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and "Recent Sales of Unregistered Securities," below.

Forward-looking Statements

     The forward-looking statements contained in this Management's Discussion and Analysis of Operation and in Part I, Item I "Business," above, involve a number of risks and uncertainties. Some of the factors that could cause actual results to differ materially are set forth below. In addition, the risk factors discussed in Part I, Item 1 ("Business") may also affect actual operating results.

     The Company has experienced and expects to continue to experience significant fluctuations in its results of operations. Factors that affect the Company's results of operations include its ability to successfully bid on new contracts, its ability to perform under contracts on a timely basis, its access to suitable used or new equipment to fulfill contract obligations, the ability to hire and retain skilled and properly trained employees, industry conditions and world demand for precious metals, as well as prices for such metals. As a result of the foregoing and other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis which would materially and adversely affect the Company's business, financial condition and results of operation.

     The Company has recently expanded much of its operations to meet increased demand for its services both inside and outside the United States. There are numerous risks associated with conducting business in foreign countries. The distance from corporate headquarters and the often remote locations of drilling and mining sites in these foreign countries exacerbates the difficulties discussed above. In addition, problems associated with possible political risks, instability of local governments, safety of personnel and equipment, the lack of spare parts or adequate service assistance, the need for skilled labor and supervision, all add to the risk of foreign operations.

ITEM 7: FINANCIAL STATEMENTS

     The Consolidated Financial Statements that constitute Item 7 are attached at the end of this Annual Report on Form 10-KSB. An index to those Consolidated Financial Statements also is included in Item 13(a) of this Annual Report on Form 10-KSB.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On October 17, 1995, the Board of Directors approved the appointment of and the Company engaged Weaver and Tidwell, LLP, Certified Public Accountants, as the Company's independent accountant to replace Coopers & Lybrand LLP, which was dismissed by the Company on that date. Coopers & Lybrand's reports on the financial statements of the Company for fiscal years 1993 and 1994 did not contain an adverse opinion or disclaimer of opinion, and were not qualified as to uncertainty, audit scope, or accounting principles. There have been no disagreements with Coopers & Lybrand on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure. Prior to its appointment by the Company, Weaver and Tidwell, LLP had not been consulted by the Company regarding any matter.

                                  PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth the executive officers and directors of the Company during fiscal 1996, a key executive officer of a significant subsidiary, and a significant employee of the Company:

Name                             Age               Position
-------------------------       -----             ------------------------
Raymond H.  Kurzon              48                President and Director

Merlyn W. Dahlin                69                Chief Financial Officer and
                                                  Director

Charles E.  Nuanez              39                Vice President and Director

Wyman Au                        57                Director

Philip B.  Smith                61                Director

Thomas A. Murdock               52                Director

Adam Taylor                     58                Chief Metallurgist

     Subsequent to the end of fiscal year 1996 on September 30, 1996, in November 1996, Merlyn W. Dahlin resigned from the Board of Directors and as Chief Financial Officer and Treasurer of the Company to pursue other interests. Mr. Dahlin had been an officer and Director of the Company since its formation. For more than five years, Mr. Dahlin has been the President of Dahlin, Fitch, Alexander & Siegmund, P.C., Certified Public Accountants, and its predecessor firms. Mr. Dahlin has been licensed as a Certified Public Accountant in Texas since 1955. At a special meeting of the Board of Directors held December 31, 1996, the board accepted the resignation of Mr. Dahlin, increased the number of directors from six to nine, and appointed the following four new directors and officers:

Name                           Age                 Position
----------------------        -----               ---------------------
Stephen M. Studdert            49                  Director, Chairman

Roger D. Dudley                44                  Director, Chief Financial
                                                   Officer

Joseph Verner Reed             60                  Director

Rick D. Nydegger               48                  Director

Information concerning the officers and directors of the Company as of January 1, 1997 follows:

     Raymond H. Kurzon has been President and a Director of the Company since its formation in 1993. Prior to joining the Company in a full-time capacity, Mr. Kurzon was employed in various executive and management positions. From May 1990 to March 1992, he was a partner/manager in Golden Corral Corp., a joint venture operating a restaurant in McKinney, Texas. From May 1991 until July 1992, Mr. Kurzon was Assistant to the President of Gateway Mining Company, a Nevada corporation. Mr. Kurzon left Gateway to work on the formation of the Company.

     Charles E. Nuanez has been Vice President and a Director of the Company since January 1993. From 1980 through June 1990, Mr. Nuanez was employed by Pacific Silver Corp. and Silver King Mines Inc. as Mine Superintendent and Mine Manager at different locations. From June 1990 to September 1991, Mr. Nuanez was employed by Alta Gold Co. as General Manager of certain mining prospects and, from October 1991 to March 1993, as Manager of Nevada Operations. Since October 1991, Mr. Nuanez has been employed by Dateline Drilling, Inc. in various capacities. He currently serves as its President.

     Wyman Au has been a Director of the Company since November 1993. For more than the past 30 years, Mr. Au has been employed as a meteorologist by the National Weather Service in Honolulu, Hawaii. Mr. Au currently is a Director (Vice-Chairman) of the Honolulu Federal Employees Credit Union, a Director and Secretary of the Hawaii Credit Union League, and a National Director of the Credit Union National Association.

     Philip B. Smith has been a Director of the Company since February 1995. Mr. Smith served as the Managing Director of Prudential Securities in its Merchant Bank from 1986 until 1988. Mr. Smith is a founding General Partner of Lawrence Venture Associates, a venture capital limited partnership based in New York, New York, where Mr. Smith served as General Partner from 1984 to the present time. Mr. Smith is presently Managing General Partner of The Private Equity Partnership based in New York, New York, which was formed in 1988. He is also Vice Chairman of Spencer Trask, Inc. in New York, New York, and is a special limited partner and founder of Utech Venture Capital Fund located in Washington, D.C. Mr. Smith also serves on the Board Of Directors of Movie Gallery Inc., American Family Restaurants, StarPress Inc., Digital Video Inc., AstroSciences, Inc., and several private companies. In addition, Mr. Smith previously has worked with Citibank where he founded Citicorp Venture Capital for which he served as President and Chief Executive Officer, and he served as Executive Vice President and Group Executive of the Worldwide Corporate Group at Irving Trust Company. Mr. Smith received a BSE in Chemical Engineering from Princeton University and a Masters of Business Administration from the Harvard Business School and is an adjunct professor at Columbia Business School.

     Stephen M. Studdert was appointed a Director and elected by the Board of Directors as its Chairman in December 1996. Mr. Studdert is also the Chairman of the Board of Directors and Chief Executive Officer of fonix Corporation ("fonix"), a publicly-held research and development company engaged in the development of speech recognition technology. Mr. Studdert is also Chairman and CEO of Studdert Companies Corp. and a manager and member of SMD. Mr. Studdert was a White House advisor to U.S. Presidents Bush, Reagan and Ford and he served as a member of the President's Export Council and the Foreign Trade Practices Subcommittee. He is a Director and former Chairman of the Federal Home Loan Bank of Seattle and from October 1993 until March 10, 1995, Mr. Studdert also served as a Director of Seiler Pollution Control Systems, Inc., a company having a class of securities registered under the Securities Exchange Act of 1934.

     Thomas A. Murdock has been a Director of the Company since July 1996. Since June 1994, Mr. Murdock has been an officer and director of fonix and currently is the President and Chief Operating Officer of that company. Mr. Murdock is President of Studdert Companies Corp. and Assistant to the Chairman and Director of Synergetics, Inc., a private research and development company. For much of his career, Mr. Murdock has been a commercial banker and a senior corporate executive with significant international emphasis and experience. Mr. Murdock is a manager of SMD.

     Roger D. Dudley was appointed Chief Financial Officer and a Director of the Company on December 31, 1996. He has been a Director and officer of fonix since June 1994, presently in the capacity of Executive Vice President, Chief Financial Officer and Secretary of that company. Mr. Dudley is also Executive Vice President of Studdert Companies Corp. and a manager of SMD. After several years at IBM in marketing and sales, Mr. Dudley began his career in the investment banking and asset management industry. He has extensive experience in real estate asset management and in project development. He also serves as Executive Vice President of an international investment fund, and has managed assets in excess of $200 million. From February 1995 to November 1995, Mr. Dudley served as a Director for PCT Holdings, Inc., a Nevada corporation, which has a class of securities registered under the Securities Exchange Act of 1934.

     Joseph Verner Reed is Under Secretary General of the United Nations in New York. Following a career as a senior advisor to the Chairman of the Chase Manhattan Bank, Ambassador Reed became the United States Ambassador to Morocco. He subsequently served as United States Ambassador to the United Nations and Chief of Protocol of the United States. He holds honorary degrees from several universities. Since June 1994, Ambassador Reed has also served as a Director of fonix.

     Rick D. Nydegger is a patent and trademark attorney. Mr. Nydegger is a founding shareholder and Director of the law firm Workman, Nydegger & Seeley in Salt Lake City, Utah, a firm specializing in patent, trademark, copyright, trade secret, unfair competition, licensing and intellectual property matters. Mr. Nydegger received his law degree from the J. Reuben Clark Law School (cum laude, 1974)in Provo, Utah. He has published numerous articles in trade journals and law reviews on the subject of computer law and intellectual property. Mr. Nydegger is registered to practice before the U.S. Patent and Trademark Office, and has been admitted to practice before the U.S. Court of Appeals in the Federal Circuit and the Fifth and Tenth Circuits, as well as the U.S. Supreme Court. Mr. Nydegger also joined the Board of Directors of fonix in December 1996.

     During fiscal year 1996, the Executive Committee of the Board of Directors was comprised of Messrs. Kurzon, Dahlin and Nuanez. Messrs.
Kurzon, Studdert, Murdock and Dudley are the current members of the Executive Committee of the Board of Directors. Mr. Kurzon, President of the Company, is the Chairman of the Executive Committee. Under the bylaws of the Company (Article V, Section 5.1), the Executive Committee has the authority to exercise all powers of the Board of Directors of the Company except the power to declare dividends, issue stock, recommend to shareholders any matter requiring shareholder approval, change the membership of the executive committee, fill vacancies on the committee or discharge any committee member. The Executive Committee is appointed by the Board of Directors to facilitate company management between regularly scheduled and special meetings of the full Board.

     During fiscal 1996, the Company had no other committees of the Board of Directors. On December 31, 1996, the board appointed an Audit Committee and a Compensation Committee. The Audit Committee is chaired by Mr. Dudley, who is also the new CFO of the Company. Also serving on this board committee are Mr. Smith and Mr. Au. The Compensation Committee will be chaired by Mr. Reed and is comprised of Mr. Reed, Mr. Nuanez and Mr. Murdock.

     No family relationships exist between or among any of the Company's officers and directors.

     In addition to the previously named directors and executive officers, the Company expects the following individuals to make significant contributions to the Company's business.

     Adam Taylor has been Chief Metallurgist of the Company since January 1993. For more than the past 30 years and since he has joined the Company, Mr. Taylor has worked in metallurgy, principally in the processing of base and precious metals, environmentally sound mining practices, and the design of equipment and systems for the remediation of contaminated soil and water.
From 1990-to 1993, Mr. Taylor served as project manager of La Teko Resources, Inc;, where he directed the planning, control and remediation of hazardous waste at a mining property in Fairbanks, Alaska, work for which he -received a commendation from the Alaska Department of Environmental Conservation. From 1987 to 1990, Mr. Taylor served as Chief Metallurgist of Coral Gold Resources Corporation where he directed mining projects and developed systems to optimize metals recovery and minimize environmental impact. Before 1987, Mr. Taylor held positions with various mining companies, one of which included the management of the processing department of a 3.5 million ton per year silver/gold mine.

     Directors of the Company, including those appointed on December 31, 1996, hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and duly qualified. Notwithstanding that the newly appointed board members are also directors of fonix, there is no present relationship, contractual or otherwise between the Company and fonix and no relationship is intended or expected to develop in the future. Short-term loans made by fonix to the Company totaling approximately $1,900,000 dollars have been repaid or converted (by an assignee of fonix) to shares of common stock of the Company and there are no outstanding amounts owed by the Company to fonix at this time. The Company owes SMD a total of approximately $185,191 for sums previously loaned by SMD to the Company.

Compensation Of Directors

     During fiscal year 1996, the Company had no standard or other arrangement pursuant to which directors of the Company were compensated for any services as a director or for committee participation or special assignments. During fiscal 1996, options to acquire shares of the Company's common stock were granted to certain members of the Board of Directors as follows:

     On February 24, 1995, the Board Of Directors approved the issuance to Philip B. Smith of options to purchase 200,000 shares of the restricted common stock of the Company at a purchase price of $1 per share. These options were subsequently canceled and replaced by options granted April 18, 1996, which are exercisable until April 18, 1998 at a price of $.40 per share. Also on April 18, 1996, the Board approved a grant of options to acquire 25,000 shares of stock to Wyman Au, a member of the Board. These options were issued in place of other options granted in February 1995 at a higher exercise price. Like those granted to Mr. Smith, the options granted to Mr. Au will expire at April 18, 1996 and are exercisable at a price of $.40 per share.

     On July 11, 1996, the Board granted options to Mr. Au to purchase an additional 75,000 shares of the Company's common stock at a price of $.50 per share. At the same time, the Board also approved the grant of options to Mr. Dahlin, then a Director of the Company, to purchase 100,000 shares of stock at $.50 per share and to Mr. Nuanez to purchase 50,000 shares of the Company's common stock at a price of $.50 per share. All of these options were granted subject to subsequent approval of the shareholders to be obtained within one year of the date of grant. See "Option/SAR Grants in Last Fiscal Year" below for information regarding additional options granted to officers of the Company during fiscal 1996.

     Subsequent to the fiscal year end, options were granted to all directors of the Company. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" for a description of the grants made following the end of the period that is the subject of this Report.

     During fiscal year 1996, the Board of Directors held three regular meetings and took action three times by unanimous consent resolution. No director attended fewer than 75% of these meetings.

              COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by regulation of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms which they file.

     Based solely on its review of the copies of such forms furnished to the Company during the fiscal year ended September 30, 1996 and representations made by certain persons subject to this obligation that such filings were not required to be made, the Company believes that all of the reports required to be filed by these individuals and persons under Section 16(a) were filed in a timely manner except as follows: (1) fonix was deemed to be the beneficial owner of more than 10% of the Company's common stock by virtue of certain conversion rights attached to demand notes given by the Company to secure short-term financing from fonix. fonix was late in filing a Form 5 reporting a change in its beneficial ownership of these derivative securities which resulted from the repayment of a substantial portion of the amounts owed by the Company and in a corresponding termination of a portion of the aforementioned conversion rights which resulted in reducing fonix's beneficial ownership of the Company's securities below 10%; (2) Thomas A. Murdock, a Director of the Company and the controlling shareholder of fonix is deemed to beneficially own securities held by fonix and therefore had an obligation to file a Form 4 reporting the change in the conversion rights held by fonix, which change was reported by Mr. Murdock on an untimely filed Form 5; (3) SMD, which acquired warrants to purchase approximately 6,600,000 shares of the Company's common stock on September 30, 1996, was delinquent in filing a Form 4 to report the change in its beneficial ownership as a result of such transaction; and (4) Similarly, Messrs. Studdert, Murdock and Dudley, who are the ultimate beneficial owners of SMD, were delinquent in their filing of an annual report of change in beneficial ownership on Form 4 to report their proportionate beneficial ownership of the warrants acquired by SMD on September 30, 1996. All filings referenced above were made and the Company is not aware of any filings required to be made under Section 16(a) by reporting persons of the Company which were not made for fiscal year 1996.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by the President of the Company and each executive officer of the Company who received total salary and bonus exceeding $100,000 during any of the last three fiscal years.

                            Summary Compensation Table

                    Annual Compensation

                                                  Other       Long-term
Name                                              Annual      Compensation   All other
and                                               Compensa-   Awards of      Compensa-
Principal                  Salary     Bonus       tion        Stock Options  tion
Position            Year   ($)        ($)         ($)         (#)            ($)
------------------  -----  --------   --------    ----------  -------------  ---------
Raymond H. Kurzon
CEO/President       1996   $ 90,000   $83,375(1)  $0           0             $1,000 (2)
                    1995     60,000         0      0           0                 0
                    1994     60,000         0      0           0                 0

Charles E. Nuanez
Vice President      1996    100,075     1,500      1,875 (3)   50,000 (4)        0
                    1995     96,402         0          0            0            0
                    1994   $ 99,999    $    0     $    0            0        $   0

________________________

     (1) Represents a bonus paid as 225,000 restricted shares of common stock of the Company valued at $.375 per share, granted July 11, 1996.

     (2) Represents fair market value of employee's personal use of Company-owned vehicle.

     (3) Represents a bonus paid as 5,000 restricted shares of common stock of the Company valued at $.375 per share granted July 11, 1996.

     (4) Represents options to acquire 50,000 shares of common stock of the Company at a price of $.50 per share. On the date of grant (July 11, 1996), the bid price of the Company's common stock was $.375 per share.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements.

     The Company does not have any written employment contracts with respect to any of its executive officers. The Company has no compensatory plan or arrangement that results or will result from the resignation, retirement, or any other termination of an executive officer's employment with the Company and its subsidiaries or from a change in control of the Company or a change in an executive officer's responsibilities following a change-in-control. Option/SAR Grants In Last Fiscal Year

     The following table sets forth certain information with respect to options granted to the named executive officers of the Company during the fiscal year ended September 30, 1996. The Company has never granted any stock appreciation rights ("SARs"). No options were exercised during fiscal year 1996.

                   Option/SAR Grants in Last Fiscal Year
                            Individual Grants


(a)                    (b)               (c)               (d)                 (e)
                       Number of         % of Total
                       Securities        Options/SARs
                       Underlying        Granted to
                       Options/SAR's     Employees          Exercise or Base
Name                   Granted (#)       in Fiscal Year     Price ($/Sh)       Expiration Date
--------------------   ---------------   ----------------   ----------------   ----------
Raymond H. Kurzon      0                 0                  n/a                n/a

Charles E. Nuanez      50,000            100%               .50                July 11, 1998


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table summarizes certain information as of January 8, 1997 with respect to the beneficial ownership of the Company's common stock (i) by the Company's officers and directors, (ii) by stockholders known by the Company to own five percent or more of the Company's common stock and (iii) by all officers and directors as a group. At January 8, 1997, there were approximately 16,824,244 shares of common stock issued and outstanding.

                                            Number of Shares
                                            of Common Stock
Name and Address of 5% Beneficial Owners,   Beneficially Owned
Executive Officers and Directors            at December 31, 1996 (1)  Percent of Class(2)
-----------------------------------------   ------------------------  -------------------
Raymond H. Kurzon                           2,328,539                 13.7%
President, CEO and Director
3220 North Freeway
Ft. Worth, TX 76111

Charles E. Nuanez                             505,000                  3.0
3650 N. Grant Creek
Missoula, MT 59802

Wyman Au                                      866,797                  5.1
Director
3419 Ala Ilima St.
Honolulu, HI 96818

Philip B. Smith                               250,000                  1.5
535 Madison Avenue
New York, NY 10022

Stephen M. Studdert                         3,377,167 (3)             17.6
Director
60 East South Temple Street, Suite 1225
Salt Lake City, UT  84111

Roger D. Dudley                             3,377,167 (3)             17.6
Director
60 East South Temple Street, Suite 1225
Salt Lake City, UT  84111

Thomas A. Murdock                           3,382,517 (4)             17.6
Director
60 East South Temple Street, Suite 1225
Salt Lake City, UT 84111

Joseph Verner Reed                             50,000                   *
Director
Under Secretary General
United Nations, Room S3045A
New York, N.Y.  10017

Rick D. Nydegger                               50,000                   *
Director
10217 North Oak Creek Lane
Highland, Utah 84003

SMD LLC                                     9,681,500 (5)             40.1
60 East South Temple Street, Suite 1225
Salt Lake City, UT 84111

Ballard Investment Company                  1,567,381 (6)              9.3
145 South Fairway Drive
North Salt Lake, Utah 84054

Thurgauer Kantonalbank                      1,250,000 (7)              7.4
Weinfelden, Switzerland

Tuscan Finance & Trade                      1,062,500 (7)              6.3
Austrasse 15
Vaduz, Liechtenstein FL-9490

Officers and Directors as a Group          14,181,837 (8)             56.3% (8)
(9 Persons)

---------------------------------

     (1) The number of shares indicated includes the following number of shares underlying options that currently are exercisable or that become exercisable at various strike prices within the next sixty (60) days held by each of the following persons: Raymond Kurzon (150,000 shares), Charles E. Nuanez (100,000 shares), Philip B. Smith (250,000 shares), Wyman Au (125,000 shares), Stephen
M. Studdert (150,000 shares), Thomas A. Murdock (150,000 shares), Roger D. Dudley (150,000 shares), Joseph Verner Reed (50,000 shares) and Rick D.
Nydegger (50,000 shares).

     (2) Percentages rounded to nearest 1/10th of one percent. Except as indicated in the footnotes below, each of the persons listed exercises sole voting and investment power over the shares of the Company's common stock listed for each such person in the table. The percentage of any person's ownership of issued and outstanding shares is calculated by assuming the exercise in full of all options, warrants and conversion rights held by such person without regard to such rights held by others.

     (3) Messrs. Dudley, Studdert and Murdock each owns or controls one-third of the ownership interest of SMD and each is a manager and control person of SMD. Consequently, their totals include a proportionate share of the shares beneficially owned by SMD as well as any shares or rights to acquire shares beneficially owned by them individually. See "CERTAIN TRANSACTIONS WITH MANAGEMENT AND PRINCIPAL STOCKHOLDERS."

     (4) In addition to currently exercisable options held by Mr. Murdock and his proportionate interest in the shares and warrants held by SMD (see note
(3), above), amount indicated includes 5,350 shares owned by Mr. Murdock's wife which were acquired in open market purchases.

     (5) 2,561,000 shares of record are held by SMD. Also includes (a) 20,500 shares of stock owned by a trust controlled by or under common control with SMD, (b) 500,000 shares issuable upon conversion of preferred stock owned by SMD, and (c) 6,600,000 shares of common stock issuable to SMD under a presently exercisable warrant.

     (6) Includes 900,000 shares issuable upon conversion of a promissory note purchased by Ballard Investment Company ("BIC") from fonix. BIC exercised the conversion right on December 31, 1996.

     (7) In November and December 1996, the Company undertook a private placement of up to 5,000,000 shares of common stock. A total of 4,990,500 shares have been purchased by 19 accredited investors at a price of $.80 per share. Thurgauer Kantonalbank and Tuscan Finance & Trade were the only such investors purchasing shares in excess of 5% of the issued and outstanding common stock of the Company.

     (8) Eliminates duplicate entries and assumes exercise of all conversion rights, options, warrants and similar rights held by the officers and directors.

     (9) Fully diluted, based on total issued and outstanding shares of 25,099,244.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

     At August 16, 1996, the Company was indebted to J.R. Bell, a former officer and Director of the Company, in the amount of $623,000 together with interest on the outstanding balance at the rate of the bank prime rate plus one percent. The loans were secured by second liens on real and personal property of the Company. Mr. Bell died in February 1996 and all obligations of the Company to Mr. Bell were thereafter owed to Mr. Bell's estate. All obligations of the Company to the Bell Estate were retired in August 1996 as described below.

     Merlyn W. Dahlin, then an officer and Director of the Company, loaned the Company money in a series of transactions during fiscal years 1994 and 1995 and previous years. As of September 30, 1995 all sums previously loaned to the Company had been repaid. Total payments to Mr. Dahlin during fiscal 1995 were approximately $167,000. During 1996 Mr. Dahlin loaned the Company $20,000, which has been repaid. As of September 30, 1996, the Company was not indebted to Mr. Dahlin. This sum is being retired by regular monthly payments to Mr. Dahlin of principal and interest.

     In several loan transactions during fiscal years 1994 and 1995, the Company borrowed money from Wyman Au, a Director of the Company. As of September 30, 1995, the Company owed Mr. Au $47,746, with interest at the prime rate plus one percent. As of September 30, 1996, the Company owed Mr.
Au $42,948. The Company is making regular monthly payments to Mr. Au to retire this obligation.

     Terence J. Williams, a former officer, Director, and principal stockholder of the Company and former President of Dateline, personally guaranteed an equipment loan from CIT Group. Such loan bears interest at 9.25 percent per annum and is due in January 1997. The Company has agreed to indemnify Mr. Williams for any liability he incurs as a result of this guarantee.

     The Company leases approximately 2,000 square feet of office space in Fort Worth, Texas from a partnership that is owned 50 percent by Merlyn W. Dahlin, formerly an officer and Director of the Company. The lease term is month-to-month and the rate is $1,110 per month. The Company believes this rate and these terms to be commercially reasonable and at least as favorable to the Company as it could obtain from an unaffiliated third party.

     On August 16, 1996, SMD acquired 2,561,000 shares of the Company's common stock and 500,000 shares of preferred stock from the Bell Estate at a price of $.48 per share (including the 100,000 shares of common stock into which the preferred stock may be converted). The purchase price is payable in four installments on February 16, 1997, August 16, 1997, February 16, 1998 and August 16, 1998. Messrs. Studdert, Murdock and Dudley are also Directors of the Company and Mr. Dudley is the Chief Financial Officer of the Company.

     As a party to the same transaction by which SMD acquired its interest in the Company from the Bell Estate, Raymond H. Kurzon, the President and a Director of the Company, acquired 1,000,000 shares of common stock of the Company from the Bell Estate at a price and upon terms identical to SMD. In connection with the transaction among the Bell Estate, SMD and Mr. Kurzon, the Company and Mr. Kurzon agreed to convert $180,000 of the Company's debt owed to Mr. Kurzon into 450,000 shares of restricted common stock of the Company.

     As of September 30, 1996, the Company was indebted to fonix, a Delaware corporation of which Messrs. Studdert, Murdock and Dudley are Directors and executive officers and of which Mr. Reed and Mr. Nydegger are Directors, in the sum of $272,156 as a result of a series of loan transactions. The first loan from fonix in the amount of $710,000 was made on May 16, 1996 and the last loan prior to September 30, 1996, in the amount of $590,000, was made on July 16, 1996. At July 16, 1996, fonix had loaned the Company a total of $1,900,000. The proceeds of these loans were used by the Company to retire the balance of the amount owing under the $623,000 note to the Bell Estate, to acquire and refurbish drill rigs, acquire inventory and parts necessary to operate new and existing drill rigs and as operating capital. See "Security Ownership of Certain Beneficial Owners and Management." Each of these loans was due upon demand, bore interest at the rate of 12% per annum and was secured by substantially all of the assets of the Company, except its real property. On September 30, 1996, the Company paid fonix $1,673,700 in satisfaction of all loans from fonix except for a balance of $272,156 due and owing under the first promissory note from the Company to fonix in the amount of $710,000. Pursuant to the terms of the $710,000 promissory note, all or part of the indebtedness owed to fonix was convertible at the option of the holder to 2,366,667 shares of the Company's common stock at the rate of $.30 per share. On December 31, 1996 fonix sold and assigned $270,000 of the balance due under the $710,000 promissory note to Ballard Investment Company ("BIC"). On December 31, 1996, BIC gave notice to the Company that it had elected to convert its interest in the $710,000 note into 900,000 shares of restricted common stock of the Company. Also, on December 31, 1996, the Company paid fonix the balance of approximately $10,500 due and owing under the $710,000 promissory note.

     On October 29, 1996, fonix made an additional loan of $200,000 to the Company on the same terms as the loans described above. That loan was paid in full by the Company on December 24, 1996. Thus, as of December 31, 1996, the Company was not indebted to fonix in any amount nor did fonix have any interest in the Company.

     On or about September 30, 1996, SMD, loaned the Company $1,673,730, which loan is due on demand, accrues interest at the rate of 12%, and is secured by all of the assets of the Company and all of the assets of the subsidiaries of the Company. Also on September 30, 1996, the Company issued to SMD warrants to purchase up to 6,600,000 shares of restricted common stock at an exercise price of $.40 per share. The loan for $1,673,730 arose after fonix requested payment of all or a substantial part of its loans to the Company, the principal amount of which loans totaled $1,900,000 at July 16, 1996. The Company was unable to pay all or a significant part of those loans at the request of fonix. As a result of the Company's inability to pay the loans or a substantial part of them, Mr. Studdert, Mr. Murdock and Mr. Dudley agreed to cause SMD to loan $1,673,730 to the Company, the proceeds of which would be used by the Company to pay down a substantial portion of the loans to the Company from fonix. When the loan from SMD to the Company closed, the Company paid fonix $1,673,730 in satisfaction of a portion of the fonix loans described above. On October 16, 1996, SMD advanced the Company an additional $100,000 on the same terms. On December 31, 1996, the Company paid SMD $100,000 and on January 2, 1997, the Company paid SMD $1,542,400. As a result of these payments, on January 2, 1997, the balance due and owing SMD from the Company under the loan described above was approximately $185,191.

     In December 1996, after the end of the fiscal year that is the subject of this report, the Company entered into a management contract with Studdert Companies Corp. ("SCC"), a Utah corporation owned and controlled by Messrs. Studdert, Murdock and Dudley. Under the management agreement, SCC will receive a monthly management fee of $50,000 and will provide investment banking, investor relations, financial management and strategic planning services for the Company for a term of five years. The agreement also provides for reimbursement of expenses incurred by SCC since June 1996 in connection with services rendered to the Company and for similar treatment of expenses incurred during the term of the agreement.

     The Company believes that the terms of the above transactions with fonix, SMD and SCC were at least as favorable as could have been obtained from unaffiliated third parties.

     Recent Sales of Unregistered Securities. In November and December 1996, the Company undertook a private placement of up to 5,000,000 shares of common stock to accredited investors as that term is defined in Item 501 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). The shares were to be sold pursuant to exemptions from the registration requirements of the Securities Act afforded to such offers and sales under Section 4(b) and Regulation D, promulgated under the Securities Act. A total of 4,990,500 shares were sold to approximately 19 accredited investors at $.80 per share. Gross proceeds of the offering as of such date were $3,992,400. The Company paid a commission fee in stock and cash totaling 10% of $3,142,000 of the proceeds to Enhanced Invest Foundation ("EIF"), a Liechtenstein foundation, in connection with its efforts in assisting the Company in placing some of the securities in the private offering. The Company also paid SCC a fee of $250,000 for its services in structuring the offering and for arranging for the services of EIF. The shares sold in the offering are "restricted" shares as defined by the Securities Act, meaning that they cannot be resold by the original purchaser unless they are first the subject of a registration statement filed by the Company or an exemption from registration is available for the transaction in which they are sold. The Company has agreed to register the shares issued in the private placement under certain circumstances at its own expense. At the time of the offering, the average bid price for the Company's common stock in the public market was $1.00 per share. The proceeds of this offering were used to pay a portion of the loan balance due SMD, to acquire additional drill rigs and parts and inventory relating to new and existing drill rigs and for operating capital.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

Index To Financial Statements                              F-1
Independent Auditors Report                                F-2
Report Of Independent Accountants                          F-3
Balance Sheets At September 30, 1996 and 1995              F-4
Statements Of Operations For The Fiscal Years Ended
   September 30, 1996 and 1995                             F-5
Statements Of Changes In Shareholders' Equity For
   The Fiscal Years Ended September 30, 1996 and 1995      F-6
Statements Of Cash Flows For The Fiscal Years Ended
   September 30, 1996 and 1995                             F-7, F-8
Notes To Financial Statements                              F-9, F-22

(a)(2) Exhibits.

Exhibit Index

Exhibit No.     Description

3.1 Articles of Incorporation of Company (incorporated by reference from Exhibit 3.1 of Registrant's Registration Statement on Form S-1 filed May 5,
1993).

3.2 Amendment to Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Registrant's Current Report on Form 8-K reporting an event occurring on September 29, 1993).

3.3 Certificate of Resolution to Change the Resident Agent and Change of Location of Principal Office of Registrant (incorporated by reference from Exhibit 3.2 of Registrant's Registration Statement on Form S-1 filed May 5,
1993).

3.4 Bylaws of Registrant (incorporated by reference from Exhibit 3.3 of Registrant's Registration Statement on Form S-1 filed May 5, 1993).

3.5 Certificate of Designation, Voting Powers, Preferences and Rights of the Series of the Preferred Stock of K.L.S. Enviro Resources, Inc. to be Designated Series "A" Preferred Stock filed March 30, 1994 (incorporated by reference from Exhibit 3.1 of Registrant's Quarterly Report on Form 10-QSB for the Quarterly Period Ended March 31, 1994).

3.6 Certificate of Designation, Voting Powers, Preferences and Rights of the Series of the Preferred Stock of K.L.S. Enviro Resources, Inc. to be Designated Series "B" Preferred Stock, Sled April 8, 1994 (incorporated by reference from Exhibit 3.2 of Registrant's Quarterly Report on Form IO-QSB for the Quarterly Period Ended March 31, 1994).

4.1     Specimen Common Stock Certificate (incorporated by reference to Exhibit
4.1 of Registrant's Registration Statement on Form S-1 filed May 5, 1993).

4.2     Specimen of stock purchase warrant issued to SMD September 30, 1996.

10.1 Pre-incorporation Agreement and Subscription (incorporated by reference from Exhibit 10.1 of Registrant's Registration Statement on Form S-1 filed May 5, 1993).

10.2 Pledge Agreement between Registrant and J.R. Bell, dated March 9, 1993 (incorporated by reference from Exhibit 10.2 of Registrant's Registration Statement on Form S-1 filed May 5, 1993).

10.3 Pledge Agreement between Registrant and J.R. Bell, dated March 9, 1993 (incorporated by reference from Exhibit 10.3 of Registrant's Registration Statement on Form S-1 filed May 5, 1993).

10.4 Pledge Agreement-between Registrant and Merlyn W. Dahlin, dated March 9, 1993 (incorporated by reference from Exhibit 10.4 of Registrant's Registration Statement on Form S-1 filed May 5, 1993).

10.5 Pledge Agreement between Registrant and Merlyn W. Dahlin, dated April 14, 1993 (incorporated by reference from Exhibit 10.5 of Registrant's Registration Statement on Form S-1 filed May 5, 1993).

10.6 Promissory Note, face amount $200,000, dated March 9, 1993 (incorporated by reference from Exhibit 10.6 of Registrant's Registration Statement on Form S-1 filed May 5, 1993).

10.7 Promissory Note, face amount of $320,000 dated March 14, 1993 (incorporated by reference from Exhibit 10.7 of Registrant's Registration Statement on Form S-1 filed May 5, 1993).

l0.8    Amendment No. 1 to Pledge Agreement dated March 9, 1993, executed
November 18, 1993 (incorporated by reference from Exhibit 10.1 of Registrant's Annual Report on Form 10-KSB for the Fiscal Year Ended September 30, 1993).

10.9 Amendment No. 1 to Pledge Agreement dated March 9, 1993, executed November 18, 1993 (incorporated by reference from Exhibit 10.2 of Registrant's Annual Report on Form 10-KSB for the Fiscal Year Ended September 30, 1993).

10.10 Amendment No. 1 to Pledge Agreement dated March 9, 1993, executed November 18, 1993 (incorporated by reference from Exhibit 10.3 of Registrant's Annual Report on Form 10-KSB for the Fiscal Year Ended September 30, 1993).

10.11 Amendment No. 1 to Pledge Agreement dated April 14, 1993, executed November 18, 1993 (incorporated by reference from Exhibit 10.4 of Registrant's Annual Report on Form 10-KSB for the Fiscal Year Ended September 30, 1993).

10.12 Pledge Agreement dated August 13, 1993, as amended November 18, 1993, and Promissory Note (incorporated by reference from Exhibit 10.5 of Registrant's Annual Report on Form 10-KSB for the Fiscal Year Ended September 30, 1993).

10.13 Pledge Agreement dated September 14, 1993, as amended November 18, 1993, and Promissory Note (incorporated by reference from Exhibit 10.6 of Registrant's Annual Report on Form 10-KSB for the Fiscal Year Ended September 30, 1993).

10.14 Pledge Agreement dated September 27, 1993, as amended November 18, 1993, and Promissory Note (incorporated by reference from Exhibit 10.7 of Registrant's Annual Report on Form 10-KSB for the Fiscal Year Ended September 30, 1993).

10.15 Pledge Agreement dated October 11, 1993, as amended November 18, 1993, and Promissory Note (incorporated by reference from Exhibit 10.8 of Registrant's Annual Report on Form 10-KSB for the Fiscal Year Ended September 30, 1993).

10.16 Pledge Agreement dated October 28, 1993, between Registrant and J.R. Bell and Promissory Note (incorporated by reference from Exhibit 10.9 of Registrant's Annual Report on Form 10-KSB for the Fiscal Year Ended September 30, 1993).

10.17 Pledge Agreement dated November 18, 1993, between Registrant and J.R. Bell (incorporated by reference from Exhibit 10.10 of Registrant's Annual Report on Form 10-KSB for the Fiscal Year Ended September 30, 1993).

10.18 Pledge Agreement dated November 18, 1993, between Registrant and J.R. Bell (incorporated by reference from Exhibit 10.11 of Registrant's Annual Report on Form 10-KSB for the Fiscal Year Ended September 30, 1993).

10.19   Pledge Agreement dated November 18, 1993, between Registrant and Merlyn
W. Dahlin (incorporated by reference from Exhibit 10.12 of Registrant's Annual Report on Form 10-KSB for the Fiscal Year Ended September 30, 1993).

10.20 Promissory Note, with the Company as Maker, dated April 25, 1994 (incorporated by reference from Exhibit 10.1 of Registrant's Quarterly Report on Form 10-QSB for the Quarterly Period Ended March 31, 1994).

10.21 Commercial Pledge Agreement between the Company and First Interstate Bank of Texas N.A., dated April IS, 1994 (incorporated by reference from Exhibit
10.2 of Registrant's Quarterly Report on Form 10-QSB for the Quarterly Period Ended March 31, 1994).

10.22 Note Purchase Agreement between J.R. Bell and First Interstate Bank of Texas N.A. (incorporated by reference from Exhibit 10.3 of Registrant's Quarterly Report on Form 10-QSB for the Quarterly Period Ended March 31,
1994).

10.23 Asset Purchase Agreement among SAMOHT, Inc., Kel-Lite Industries, Inc., Cecil R. Spillers and John R. Thomas, dated April 8, 1994 (incorporated by reference from Exhibit 10.4 of Registrant's Quarterly Report on Form 10-QSB for the Quarterly Period Ended March 31, 1994).

10.24 Commercial Lease between Kel-Lite Industries, Inc. and (J.B. Land Co., dated April 14, 1994 (incorporated by reference from Exhibit 10.5 of Registrant's Quarterly Report on Form 10-QSB for the Quarterly Period Ended March 31, 1994).

10.25 Promissory Note, dated July 11, 1994, $500,000 face amount, with the Company as Maker (incorporated by reference from Exhibit 10.2 of Registrant's Quarterly Report on Form 10-QSB for the Quarterly Period Ended June 30, 1994).

10.26 Pledge Agreement, dated July 11, 1994, between the Company and J.R Bell (incorporated by reference from Exhibit 10.3 of Registrant's Quarterly Report on Form 10-QSB for the Quarterly Period Ended June 30, 1994).

10.27 Settlement Indemnification and Confidentiality Agreement dated August 24, 1994 among the Company, Dateline Drilling, Inc., Terence J. Williams and Linda Williams (incorporated by reference from Exhibit 10.1 of Registrant's Current Report on Form 8-K reporting an event occurring on August 26, 1994).

10.28 Promissory Note dated August 22, 1994, $625,000 face amount, with the Company as maker (incorporated by reference from Exhibit 10.3 of Registrant's Current Report on Form 8-K reporting an event occurring on August 26, 1994).

10.29 Promissory Note dated August 22, 1994, $625,000 face amount, with the Company as maker (incorporated by reference from Exhibit 10.4 of Registrant's Current Report on Form 8-K reporting an event occurring on August 26, 1994).

10.30   Pledge Agreement dated August 22, 1994 between the Company and J.
Robert Bell (incorporated by reference from Exhibit 10.5 of Registrant's Current Report on Form 8-K reporting an event occurring on August 26, 1994).

10.31 Pledge Agreement dated August 22, 1994 between the Company and JoAnn Bell (incorporated by reference from Exhibit 10.6 of Registrant's Current Report on Form 8-K reporting an event occurring on August 26, 1994).

10.32   Option Contract dated August 22, 1994 between the Company and J.
Robert Bell (incorporated by reference from Exhibit 10.7 of Registrant's Current Report on Form 8-K reporting an event occurring on August 26, 1994).

10.33   Option Contract dated August 22, 1994 between the Company and JoAnn
Bell (incorporated by reference from Exhibit 10.8 of Registrant's Current Report on Form 8-K reporting an event occurring on August 26, 1994).

10.34 Notice of Exercise of Option by J. Robert Bell and JoAnn Bell dated September 23, 1994 (incorporated by reference from Exhibit 10.34 of Registrant's Annual Report on Form 10-KSB for the year ended September 30,
1994).

10.35 Amendment To Notice of Exercise of Option by J. Robert Bell and JoAnn Bell dated November 15, 1994 (incorporated by reference from Exhibit 10.35 of Registrant's Annual Report on Form 10-KSB for the year ended September 30,
1994).

10.36 Consulting Agreement dated August 15, 1994 between the Company and Sage Capital Management, Inc. ("Sage") (incorporated by reference from Exhibit
10.36 of Registrant's Annual Report on Form 10-KSB for the year ended
September 30, 1994).

10.37 Exclusive Agency Agreement dated August 15, 1994 between the Company and Sage (incorporated by reference from Exhibit 10.37 of Registrant's Annual Report on Form 10-KSB for the year ended September 30, 1994).

10.38 Non-binding Letter of Intent dated December 27, 1994 between the Company and Southwest Soil Remediation, Ltd. (incorporated by reference from Exhibit
10.38 of Registrant's Annual Report on Form 10-KSB for the year ended
September 30, 1994).

10.39 Interim Agreement dated February 16, 1994 between Pacific Rainier De Mexico, S.A. de C.V. ('Pacific") and Beloro, S.A. de C.V. ("Beloro"), and Letter Agreement dated November 23, 1994 between Pacific and Beloro (incorporated by reference from Exhibit 10.39 of Registrant's Annual Report on Form 10-KSB for the year ended September 30, 1994).

10.40 Form of Subscription Agreement for Private Placement in November and December 1996.

10.41 Form of Registration Rights Agreement between the Company and SMD L.L.C. dated September 30, 1996.

22.1 Subsidiaries of Registrant (incorporated by reference from Exhibit 22.1 of Registrant's Annual Report on Form 10-KSB for the year ended September 30,
1994).

(b) Reports On Form 8-K.

     During the fourth quarter of the fiscal year ended September 30, 1996, on or about September 9, 1996, the Company filed a Current Report on Form 8-K to report a change in control resulting from the purchase of shares by SMD and the other transactions described in this Report.

                                     SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   K.L.S. ENVIRO RESOURCES, INC.


                                   /s/ Raymond H. Kurzon
                                   -----------------------------
                                   Raymond H. Kurzon, President

Date: January 13, 1997


                                   /s/ Roger D. Dudley
                                   -----------------------------
                                   Principal Financial Officer

Date:January 13, 1997

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Raymond H. Kurzon
--------------------------------
Raymond H. Kurzon, Director and President
Date: January 13, 1997

/s/ Wyman Au
--------------------------------
Wyman Au, Director
Date: January 13, 1997


--------------------------------
Charles E. Nuanez, Director
Date:


--------------------------------
Philip B. Smith, Director
Date:

/s/ Thomas A. Murdock
--------------------------------
Thomas A. Murdock, Director
Date: January 13, 1997


/s/ Stephen M. Studdert
--------------------------------
Stephen M. Studdert, Director
Date: January 13, 1997

/s/ Roger D. Dudley
------------------------------
Roger D. Dudley, Director
Date: January 13, 1997

/s/ Rick D. Nydegger
--------------------------------
Rick D. Nydegger, Director
Date: January 13, 1997


--------------------------------
Joseph Verner Reed, Director
Date:

                       K. L. S. ENVIRO RESOURCES, INC.
                             AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL REPORT

                              SEPTEMBER 30, 1996

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Page


Independent Auditor's Report . . . . . . . . . . . . . . . . . . . . . .1



FINANCIAL STATEMENTS


Consolidated Balance Sheets as of September 30, 1996 and 1995. . . . . .2


Consolidated Statements of Operations
for the Years Ended September 30, 1996 and 1995. . . . . . . . . . . . .3


Consolidated Statements of Shareholders' Equity
for the Years Ended September 30, 1996 and 1995. . . . . . . . . . . . .4


Consolidated Statements of Cash Flows
for the Years Ended September 30, 1996 and 1995. . . . . . . . . . . . .5


Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .7

                         INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
K. L. S. Enviro Resources, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of K. L. S. Enviro Resources, Inc. and Subsidiaries (the Company) as of September 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Weaver and Tidwell, L.L.P.
WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
December 31, 1996

2832

               K. L. S. ENVIRO RESOURCES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                        SEPTEMBER 30, 1996 AND 1995

                                  ASSETS
                                                                    1996         1995
                                                               ------------  -------------
Current Assets
  Cash and cash equivalents                                    $    300,767   $    174,479
  Investment securities                                                -           258,750
  Accounts receivable - trade, net of allowance for
    doubtful accounts $123,402 and $128,402, respectively         1,050,371        528,768
  Other receivables                                                  13,274         15,524
  Inventory                                                         483,938        708,872
  Prepaid expense                                                     5,975          5,655
                                                               ------------   ------------

       Total current assets                                       1,854,325      1,692,048

Property, Plant and Equipment, net                                2,604,510      1,665,128
Other Assets
  Intangible assets, net of accumulated amortization
    $ 70,014 and $65,103, respectively                               49,065         80,670
  Deposits and other                                                 20,777         22,101
                                                               ------------   ------------

                                                                     69,842        102,771
                                                               ------------   ------------

Total Assets                                                   $  4,528,677   $  3,459,947
                                                               ============   ============

                          CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30, 1996 AND 1995-Continued

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                    1996         1995
                                                               ------------  -------------
Current Liabilities
  Notes payable - banks                                        $       -      $    302,329
  Notes payable - related parties                                 1,988,622        690,746
  Current maturities of long-term debt                              114,219        150,314
  Accounts payable                                                  412,487        674,301
  Accrued expenses and other current liabilities                    181,128        231,067
  Deferred revenue                                                     -            29,616
  Accrued dividends payable                                           7,500         66,615
                                                               ------------   ------------

                                                                  2,703,956      2,144,988
Long-term Debt                                                      270,995        455,644
                                                               ------------   ------------

                                                                  2,974,951      2,600,632
                                                               ------------   ------------

Commitments and Contingencies  (Notes 10 and 12)                                      -

Shareholders' Equity
  Cumulative convertible preferred stock,
    Series A and B, $.0001 par value; 1,000,000
    shares authorized; 100,000 and 167,500 shares
    issued and outstanding respectively; $5.00 stated value              10             17
  Common stock, $.0001 par value; 50,000,000 shares
    authorized; 10,931,497 and 8,947,494 shares issued,
    respectively                                                      1,093            894
  Additional paid-in capital                                      6,101,057      4,417,724
  Accumulated deficit                                          (  4,505,721)  (  3,545,782)
  Foreign currency translation adjustments                     (      4,213)  (      4,213)
  Unrealized gain on securities available-for-sale                     -            29,175
                                                               ------------   ------------

                                                                  1,592,226        897,815
  Treasury stock - common shares held in the treasury,
    at cost (38,500 shares in 1996 and 1995)                   (     38,500)  (     38,500)
                                                               ------------   ------------
                                                                  1,553,726        859,315
                                                               ------------   ------------

Total Liabilities and Shareholders' Equity                     $  4,528,677   $  3,459,947
                                                               ============   ============

       The Notes to Consolidated Financial Statement are an integral part of these statements.

               K. L. S. ENVIRO RESOURCES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
               for the years ended September 30, 1996 and 1995

                                                                1996          1995
                                                           -----------    -----------
Net Sales and Revenues
   Drilling and repair service revenues                      4,424,693      3,019,597
   Cost of drilling and repair services                      2,447,843      1,836,671
                                                           ------------   -----------

         Gross Profit                                        1,976,850      1,182,926
                                                           -----------    -----------
Cost and Expenses
   Salaries, wages and related costs                           604,351        506,636
   Legal and professional fees                                 265,232        363,191
   Rents                                                        65,361         72,564
   Repairs and maintenance                                      27,048          8,974
   Taxes, licenses and permits                                  54,608         30,729
   Advertising                                                   9,842         16,928
   Travel and lodging                                           98,961         88,402
   Consulting                                                  106,701        124,837
   Exploration costs                                             4,203        324,931
   Other operating expenses                                    284,299        282,168
   Depreciation and amortization                               339,086        271,740
                                                           -----------    -----------

         Total cost and expenses                             1,859,692      2,091,100
                                                           -----------    -----------

         Income (loss) from operations                         117,158    (   908,174)
Other Income (Expenses)
   Interest expense                                        (   311,303)   (   144,835)
   Other financing cost                                    ( 1,024,322)          -
   Interest and other income, net                               14,254         21,214
   Gain on sale of investment securities                        99,289        209,943
   Gain (loss) on disposal of assets                            25,158    (    17,733)
   Gain (loss) from foreign currency translation           (     9,544)        17,191
                                                           -----------    -----------

         Loss before income taxes                          ( 1,089,310)   (   822,388)

Income tax benefit                                                -              -
                                                           -----------    -----------

         Loss from continuing operations                   ( 1,089,310)   (   822,388)

Discontinued operations:
         Loss from operations of discontinued segment      (    34,511)   (   363,462)
         Gain on sale of discontinued segment                   31,185           -
                                                           -----------    -----------

                                                           (     3,326)   (   363,462)
                                                           -----------    -----------

         Loss before extraordinary item                    ( 1,092,636)   ( 1,185,850)

Extraordinary Item, gain on forgiveness of debt                172,823           -
                                                           -----------    -----------

Net Loss                                                   ($  919,813)   ($1,185,850)
                                                           ===========    ===========

               K. L. S. ENVIRO RESOURCES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
         for the years ended September 30, 1996 and 1995-Continued

                                                                1996          1995
                                                           -----------    -----------
Loss per weighted-average common share outstanding
   Loss from continuing operations                         ($      .12)   ($      .09)
   Loss from operations of discontinued segment            (       .00)   (       .04)
   Gain on sale of discontinued segment                    (       .00)          -
                                                           -----------    -----------

   Loss before extraordinary item                          ($      .12)   ($      .13)

   Extraordinary item                                      (       .02)           -
                                                           -----------    -----------

         Net loss                                          ($      .10)   ($      .13)
                                                           ===========    ===========

Weighted-average number of common shares outstanding         9,345,628      8,821,260
                                                           ===========    ===========

             The Notes to Consolidated Financial Statements are
                   an integral part of these statements.

                 K. L. S. ENVIRO RESOURCES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the years ended September 30, 1996 and 1995

                                                            1996            1995
                                                      --------------   -------------
Cash Flows from Operating Activities
  Net loss                                            ( $   919,813)   ($ 1,185,850)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
       Discontinued operations                               34,511         343,915
       Common stock for services                            163,665          33,768
       Depreciation and amortization                        339,086         271,741
       Other financing cost                               1,024,322
       Gain on sale of investment securities           (     99,289)   (    209,943)
       Gain on sale of discontinued segment            (     31,185)           -
       Loss on disposal of property, plant
         and equipment                                 (     25,158)         17,733
       Translation gain on foreign currency            (      9,544)   (     17,191)
       Debt issued in litigation settlement                    -             30,000
       Changes in:
         Accounts and notes receivable                 (    619,418)   (     90,154)
         Inventory                                     (    112,502)   (     38,787)
         Income tax receivable                                 -             81,649
         Prepaid expenses                              (      4,516)   (        303)
         Other assets                                        19,972          50,168
         Accounts payable                              (     47,810)        228,355
         Accrued expenses                              (     15,815)         82,972
         Deferred revenue                              (     40,742)         24,576
                                                      -------------    ------------

           Net cash used in operating activities       (    344,466)   (    377,351)
                                                      -------------    ------------
Cash Flows from Investing Activities
  Proceeds from sale of investment securities               328,864        659,905
  Purchase of property, plant and equipment            (  1,314,204)   (    95,995)
  Proceeds from sale of equipment                            20,250          2,404
  Proceeds from sale of discontinued segment                184,042           -
  Advances to discontinued operations                          -       (   142,120)
                                                      -------------    -----------

           Net cash (used) provided by
             investing activities                      (    781,048)       424,194
                                                      -------------    -----------

Cash Flows from Financing Activities
  Net change in bank notes                             (    196,505)   (     7,655)
  Principal payments on long-term debt                 (    249,588)   (   113,797)
  Net (payments) advances (to) from shareholders          1,497,876    (    71,254)
  Sale of common stock, net of offering cost                200,000        150,000
  Dividends paid                                               -       (     6,750)
                                                      -------------    -----------
           Net cash provided (used) in
             financing activities                         1,251,783    (    49,456)

Effect of exchange rate changes on cash                          19    (        11)
                                                      -------------    -----------

Increase (decrease) in cash                                 126,288    (     2,624)

Cash at beginning of period                                 174,479        177,103
                                                      -------------    -----------
Cash at end of period                                 $     300,767    $   174,479
                                                      =============    ===========

              K. L. S. ENVIRO RESOURCES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for the years ended September 30, 1996 and 1995



                                           Preferred Stock               Common Stock
                                         -----------------------     -------------------------         Paid-in
                                          Shares       Amount          Shares       Amount             Capital
                                         ---------   -----------     ------------  -----------      -------------
Balances at September 30, 1994            167,500    $      17         8,743,486   $      874       $  4,233,976
  Cumulative effect of change
    in accounting principles
    as of 10/1/94                            -            -                 -            -                  -
  Sale of common stock
    to private placement                     -            -              150,000           15            149,985
  Exchange of stock for
    services performed                       -            -               54,008            5             33,763
  Dividends on
    preferred stock                          -            -                 -            -                  -
  Net loss for the year                      -            -                 -            -                  -
  Changes in unrealized gain on
    securities available-for-sale            -            -                 -            -                  -
                                         ---------   -----------     ------------  -----------      -------------

Balances at September 30, 1995            167,500           17         8,947,494          894          4,417,724
  Sale of common stock
    to private placements                   -             -              500,000           50            199,950
  Conversion of preferred
    stock to common stock                ( 67,500)   (       7)          337,500           34       (         27)
  Exchange of common stock
    for services performed                   -            -              585,781           59          1,187,929
  Exchange of common
    stock for debt                           -            -              560,722           56            226,617
  Dividends on
    preferred stock                          -            -                 -            -                  -
  Forgiveness of dividends                   -            -                 -            -                68,864
  Net loss for the year                      -            -                 -            -                  -
  Changes in unrealized gain on
   securities available-for-sale             -            -                 -            -                  -
                                         ---------   -----------     ------------  -----------      -------------

Balances at September 30, 1996            100,000    $      10        10,931,497   $    1,093       $  6,101,057
                                         =========   ===========     ============  ===========      =============

                The Notes to Consolidated Financial Statements are
                   an integral part of these statements.

              K. L. S. ENVIRO RESOURCES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for the years ended September 30, 1996 and 1995--Continued


                                                                      Unrealized
                                                                      Gains on
                                                       Foreign        Securities
                                     Accumulated       Currency       Available         Treasury
                                       Deficit        Translation      for-Sale          Stock             Total
                                    --------------   -------------   -------------    -------------    -------------
Balances at September 30, 1994      ($  2,309,682)   ($     4,213)   $      -         ($   38,500)     $  1,882,472
  Cumulative effect of change
    in accounting principles
    as of 10/1/94                            -               -           446,517             -              446,517
  Sale of common stock
    to private placement                     -               -              -                -              150,000
  Exchange of stock for
    services performed                       -               -              -                -               33,768
  Dividends on
    preferred stock                 (      50,250)           -              -                -         (     50,250)
  Net loss for the year             (   1,185,850)           -              -                -         (  1,185,850)
  Changes in unrealized gain on
    securities available-for-sale            -               -       (   417,342)            -         (    417,342)
                                    --------------   -------------   -------------    -------------    -------------

Balances at September 30, 1995      (   3,545,782)   (      4,213)        29,175      (    38,500)          859,315
  Sale of common stock
    to private placements                    -               -              -                -              200,000
  Conversion of preferred
    stock to common stock                    -               -              -                -                 -
  Exchange of common stock
    for services performed                   -               -              -                -            1,187,988
  Exchange of common
    stock for debt                           -               -              -                -              226,673
  Dividends on
    preferred stock                 (      40,126)           -              -                -         (     40,126)
  Forgiveness of dividends                   -               -              -                -               68,864
  Net loss for the year             (     919,813)           -              -                -         (    919,813)
  Changes in unrealized gain on
    securities available-for-sale            -               -       (    29,175)            -         (     29,175)
                                    --------------   -------------   -------------    -------------    -------------

Balances at September 30, 1996      ($  4,505,721)   ($     4,213)          -         ($   38,500)     $  1,553,726
                                    ==============   =============   =============    =============    =============

                The Notes to Consolidated Financial Statements are
                     an integral part of these statements.

               K. L. S. ENVIRO RESOURCES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
         for the years ended September 30, 1996 and 1995 - continued

                                                           1996            1995
                                                      --------------   -------------
Supplemental disclosures of interest paid:
  Continuing operations:
    Interest paid                                           64,522     $     65,247

  Discontinued operations:
    Interest paid                                             -             11,228

Supplemental schedule of noncash
  investing and financing activities:

    Continuing operations:
      Cumulative dividends not paid                          40,126    $     50,250
      Acquisition of equipment for debt               (      56,667)   (     12,731)
      Unrealized gain on investment securities                 -             29,175
      Issuance of stock for debt                            226,673            -
      Forgiveness of dividends                               68,864            -
      Use of inventory for fixed assets                      21,050            -

    Discontinued operations:
      Disposal of equipment on
        settlement of accounts payable                         -       (     12,731)
      Acquisition of equipment for debt                        -             36,901

              The Notes to Consolidated Financial Statements are
                    an integral part of these statements.

                 K.L.S. ENVIRO RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Nature of Business and Organization

    K. L. S. Enviro Resources, Inc. (KLS) and Subsidiaries, was incorporated in the State of Nevada on January 15, 1993 for the purpose of engaging in the exploration, production and sale of gold and for the acquisition of businesses active in the general industry of minerals mining and processing.

    As of September 30, 1996, KLS had six wholly owned subsidiaries:
    Dateline Drilling, Inc. (a Montana corporation) (Dateline) is in the business of providing exploration reverse circulation drilling services to other companies involved in mineral exploration and development; K.L.S. Environmental, Inc. (a Nevada corporation) (KLSEI), formed for the purpose of engaging in environmental remediation; K.L.S. Co., Inc. (a Nevada corporation) (KLS Co), formed for the purpose of hydraulic systems repair; Dateline International, S.A. de C.V. (a Coahuila, Mexico corporation) (DIMSA), engaged in exploration drilling in Mexico; KLS International, Inc. (a Nevada corporation), (KLSI), formed as a holding company for operations in Mexico; and Beloro, S.A. de C.V. (Beloro), (a Mexico City, Mexico corporation), formed to carry out activities related to mining and drilling projects in Mexico. The operations of KLSEI were abandoned during 1995. In addition, Kel-Lite, a former subsidiary was sold February 1, 1996, See note 14 for discussion of the discontinued operations.

 Principles of Consolidation

    The accompanying consolidated financial statements include all the accounts of KLS, and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated group is referred to as the "Company".

 Cash and Temporary Investments

    The Company considers short-term investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

    The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.

 Investment Securities

    The Company's investment securities are classified as available for sale. Accordingly, unrealized gains and losses and the related deferred income tax effects are excluded from earnings and reported in a separate component of shareholders' equity. Realized gains or losses are computed based on the average cost method of the securities sold.

 Accounts and Notes Receivable

    The Company performs ongoing credit evaluations of its customers' financial condition and extends credit to virtually all of its customers on an uncollateralized basis. Customers are headquartered throughout the United States, Mexico and Canada. Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible.

 Inventory

    Inventory consists of two components: (1) raw materials, work in process and finished goods related to the Company's manufacturing subsidiary and (2) consumable supplies and repair parts for mobile exploration reverse circulation sample drilling rigs, hydraulic components, and other related support equipment and vehicles. Inventory is valued at the lower of cost, using the first-in, first-out method, or market. Cost includes material, labor and manufacturing overhead cost.

 Property, Plant and Equipment

    Property, plant and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives of the individual assets using the straight-line method.

    Significant additions from periodic renovations of drilling rigs are capitalized and the related unamortized basis at such time is charged to repairs and maintenance expense. Normal repairs and maintenance items are charged to expense as incurred. Gains and losses from disposition of property and equipment are recognized as incurred and are included in operations.

    The Company, as lessee, entered into a capital lease during 1995 and such lease is considered to be an installment purchase for accounting presentation, and is included in property, plant and equipment. The related lease obligation, less current installments, is included in long-term debt in the accompanying balance sheets.

 Intangible Assets

    Intangible assets consist of organizational costs, patents, and a covenant not to compete.

    Organization costs are amortized over five to twenty year periods on a straight-line basis. The amount of these costs capitalized as of September 30, 1996 and 1995 was $81,517, before related accumulated amortization of $ 52,513 and $30,924, respectively.

    Patents obtained for the design and manufacture of flashlights totaled $8,492 for the year ended September 30, 1995, before accumulated amortization of $708. Amortization is over the 17 year life of the patents.

    The covenant not to compete given by a former owner of Dateline is valued at $55,764, before accumulated amortization of $35,702 and $33,471 at September 30, 1996 and 1995, respectively, and is being amortized over the 25 year life of the covenant on a straight-line basis.

 Revenue Recognition

    The Company recognizes revenues related to drilling and other related services under the respective terms of each drilling contract, generally on a "per foot drilled" basis as periodically billed to the customer. As of September 30, 1996 and 1995, no significant revenues were attributable to either KLS, KLSEI or KLSI. Revenues attributable to KLS Co are recognized at the point of sale.

 Mineral Exploration

    Mineral exploration expenditures are charged to income as incurred. Expenditures incurred on properties identified as having development potential are deferred on a project basis until the viability of the project is determined. If a project is abandoned, the accumulated project costs are charged to operations in the year in which the determination is made. Costs associated with economically viable projects are depreciated and amortized in accordance with the policies described above. There are no costs capitalized as of September 30, 1996 and 1995.

 Income Taxes

    The Company has adopted the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and net operating loss carryforwards for which income tax benefits will be realized in future years.

 Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Loss Per Common Share

    Loss per share has been computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.


 Reclassifications

    Certain amounts have been reclassified from previously presented financial statements to conform with the September 30, 1996 presentation.

NOTE 2.  INVESTMENT SECURITIES

 Equity securities at September 30 are as follows:
                                                       1996           1995
                                                  -------------   -----------

 Cost                                             $     -         $  229,575
 Market value at balance sheet date                     -            258,750
 Unrealized gains                                       -             29,175

NOTE 3.   INVENTORY

 Major classes of inventories are as follows:
                                                       1996            1995
                                                  --------------   ------------


         Consumable supplies                       $    483,938     $  384,568
         Raw materials                                     -           314,842
         Finished goods                                    -             9,462
                                                  --------------   ------------

                                                   $    483,938       $708,872
                                                  ==============   ============

NOTE 4.   PROPERTY, PLANT AND EQUIPMENT

 Property, plant and equipment consists of the following at September 30:

                                                 1996               1995
                                            ---------------   ---------------

       Machinery and equipment              $   2,763,188     $   1,727,526
       Transportation equipment                   433,514           215,962
       Buildings and improvements                 493,066           518,977
       Furniture and fixtures                     140,422           154,178
                                            ---------------   ---------------

                                                3,830,190         2,616,643
       Accumulated depreciation             (   1,375,680)     (  1,101,515)
                                            ---------------   ---------------

                                                2,454,510         1,515,128
       Land                                       150,000           150,000
                                            ---------------   ---------------

        Property, plant and equipment, net  $   2,604,510        $1,665,128
                                            ===============   ===============

 At September 30, 1995, property, plant and equipment includes property with a cost of $36,901 and accumulated depreciation of $5,989 obtained under a capital lease. Additionally, at September 30, 1996 and 1995, property includes $150,000 and $ 223,843, respectively, of net assets held for sale.

 Total depreciation expense for the years ended September 30, 1996 and 1995 was $328,310 and $290,763, respectively.

NOTE 5.   NOTES PAYABLE - BANKS

 Notes payable to banks consist of the following at September 30:

                                                   1996               1995
                                              --------------      ------------

     Note payable to bank,
     retired February 1996.                   $      -            $   100,000

     $250,000 revolving line of credit,
     retired February 1996.                          -                180,000

     Note payable to vendor, assumed by
     purchaser of Kel-Lite, retired
     February 1996.                                  -                 22,329
                                              ---------------     ------------

                                              $      -            $   302,329
                                              ===============     ============


NOTE 6.   NOTES PAYABLE TO RELATED PARTIES

 Listed below are related party notes payable at September 30:

                                                   1996                1995
                                              --------------      -------------

     Notes payable to shareholder,
     retired August 1996.                     $      -            $   623,000

     Notes payable to shareholder,
     interest at prime plus 1%, due
     on demand, collateralized by
     Dateline's accounts receivable.               15,000              15,000

     Notes payable to shareholder,
     interest at prime plus 1%, due
     on demand, collateralized by
     KLS Co.'s accounts receivable.                27,948              32,746

     Notes payable to shareholder,
     retired February 1996.                          -                 20,000

                                                   1996                1995
                                              --------------      -------------

     Notes payable to related company,
     interest at 12% due on demand,
     collateralized by all assets
     except real estate                           271,944                -

     Notes payable to related company,
     interest at 12% due on demand,
     collateralized by all assets,
     except real estate (See Note 17)           1,673,730                -
                                              --------------      -------------

                                              $ 1,988,622         $   690,746
                                              ==============      =============

 The notes payable to a related companies are related through common stockholders and officers. The debt with a September 30, 1996 balance of $271,944 is convertible to common stock at $.30 per share.

 Related party interest expense for the years ended September 30, 1996 and 1995 was $109,922 and $ 68,332, respectively. Unpaid interest to related parties of $3,167 and $111,432 is included in accrued expenses at September 30, 1996 and 1995, respectively.

NOTE 7.   LONG-TERM DEBT

 Long-term debt consists of the following at September 30:

                                                   1996              1995
                                              --------------    --------------

    Installment loan payable to finance
    company; interest at 8.15%; payable
    in aggregate monthly installments of
    $15,043, including interest; due
    February 1997; collateralized by
    drilling equipment and office
    furniture and equipment.                  $    72,991        $  197,858

    Installment loan payable to a
    shareholder, interest at 9.25%;
    payable in monthly installments of
    approximately $3,297, including
    interest; due February 2003;
    collateralized by property.                   234,225           341,499

    Note payable to an individual;
    interest at 10%; payable in monthly
    installments of $968, including
    interest; due April 1998;
    guaranteed by KLS.                             16,952            26,349

                                                   1996              1995
                                              --------------    --------------

       Installment loan payable to finance
       company; interest at 9.75%; payable
       in monthly installments of $265,
       including interest; due October
       1999; collateralized by vehicle.             8,447            10,310

       Installment loan payable to credit
       institution, interest at 9.75%,
       payable in monthly installments of
       $434, including interest, due
       January 2000, collateralized by
       vehicle                                     14,371              -

       Installment loan payable to bank,
       interest at 9.50%, payable in
       monthly installments of $379,
       including interest, due July 2001,
       collateralized by vehicle                   17,437              -

       Installment loan payable to credit
       institution, interest at 9.75%,
       payable in monthly installments of
       $543, including interest, due July
       2000, collateralized by vehicle             20,791              -

       Capital lease obligation                      -               29,942
                                              -------------     ------------

       Total long-term debt                       385,214           605,958

       Current maturities                     (   114,219)      (   150,314)
                                              -------------     ------------

       Long-term portion                      $   270,995       $   455,644
                                              =============     ============

 Future maturities of long-term debt for years ended September 30 are as follows:

        Year ending

           1997                            $    114,219
           1998                                  44,643
           1999                                  39,643
           2000                                  35,285
           2001                                  30,427
           Thereafter                           120,997
                                           -------------
                                           $    385,214
                                           =============
NOTE 8.   INCOME TAXES

 Due to the provisions of SFAS No. 109, the Company is not eligible to recognize any income tax benefits. Accordingly, no current or deferred income tax benefits have been recorded for the years ended September 30, 1996 and 1995.

 The Company's income tax benefit for the years ended September 30 differed from the statutory federal rate of 34% as follows:

                                        1996                                1995
                                ----------------------             ------------------------
                                 Amount      Percent                  Amount       Percent
                                -----------  ---------             --------------  ---------
   Statutory rate applied to
     loss from continuing
     operations before income
     taxes                      ($370,365)   (34.00%)              ($   279,612)   (34.00%)
   Increase (decrease) in in-
     come taxes resulting from:
     State income taxes, net
     of federal tax benefit          -          -                          -           -
   Other                        (  19,625)   ( 1.80 )              (      9,472)   (  .80 )
   Net operating loss not
   utilized                       389,990     35.80                    289,084     34.80
                                -----------  ---------             --------------  --------
   Total income tax
     expense (benefit)          $    -          - %                $       -          -   %
                                ===========  =========             =============== ========

 The tax effects of significant items comprising of the Company's continuing operations net deferred tax liability as of September 30 under SFAS No. 109, are as follows:

                                                    1996              1995
                                                -------------    --------------

 Taxable differences:
         Depreciation                                            $     17,110
                                                                 --------------

 Deductible differences:
         Net operating losses                                    (  1,073,506)
         Other                                                   (    114,990)
                                                                 --------------

           Total deductible differences                          (  1,188,496)

         Less valuation allowance                                   1,171,386
                                                                 --------------

           Net deductible differences                            (     17,110)
                                                                 --------------
               Total deferred income taxes                       $       -
                                                                 ==============

 The Company has available as of September 30, 1996, net operating tax loss carryforwards of approximately $4,100,000, some of which has been used to reduce the Company's deferred income taxes payable. These carryforwards expire beginning in 2008 except for $427,209 of the loss which expires beginning in 2004.

NOTE 9.   CAPITAL STOCK TRANSACTIONS

 During the years ended September 30, 1996 and 1995, the Company sold 500,000 and 150,000 shares, respectively, of unregistered common stock at $.40 and $1.00 per share, respectively.

 During the years ended September 30, 1996 and 1995, the Company issued 325,000 and 525 shares, respectively, of its unregistered common stock for services rendered by a shareholder. The Company also issued 260,781 and 53,483 shares, respectively, of unregistered common stock to employees, for bonuses and other services.

 The Company is to issue dividends on Series A and Series B preferred stock on a quarterly basis at a rate of 6% per annum. Dividends on preferred stock for the year ended September 30, 1996 and 1995 totaled $40,126 and $50,250, respectively. Accrued dividends payable at September 30, 1996 and 1995 are $7,500 and $66,615, respectively.


NOTE 10.   RELATED PARTY TRANSACTIONS

 Fees totaling $49,320 for the years ended September 30, 1996 and 1995, respectively, were paid to a shareholder and director for advisory and accounting services performed and lease of office space.

 In 1996, the Company has entered into a consulting agreement with a officer and director of the Company to provide management advice. The agreement has a three year term and requires monthly payments of $2,000. Total payments in 1996 approximated $9,700.

 See other footnotes to the consolidated financial statements for additional related party transactions.

NOTE 11.   CONTINGENCIES

 Dateline has instituted arbitration proceedings against a former customer seeking the recovery of approximately $123,000 wrongfully withheld. An allowance for $123,000 offsetting the customer receivable is recorded on the financial statements. The former customer has filed a counterclaim against Dateline and KLS for violation of their contractual obligations. This counterclaim is being vigorously contested by the Company.


 The ultimate outcome of these lawsuits cannot be predicted and no provision for liability has been made in the accompanying consolidated financial statements. It is management's belief that the outcomes are not likely to have a material adverse effect on the Company's financial position.


NOTE 12.   SEGMENT INFORMATION,
           FOREIGN OPERATIONS AND MAJOR CUSTOMERS

 The Company's continuing operations are classified into two business segments as follows:

     Production and exploration  Included are all drilling operations in
     drilling                    the United States and Mexico

     Hydraulic repairs and       Includes replacement parts and repair
     specialty                   services for an array of hydraulic
                                 equipment utilized in logging, mining,
                                 and construction.  Additionally, pump
                                 installation and modification related to hydraulic systems.

 For the year ended September 30, 1996:

                              Production and Exploration
                                      Drilling               Hydraulic
                              ---------------------------    Repairs &       Corporate      Consolidated
                               Domestic        Foreign       Spec. Mfg.       & Other           Total
                              -----------    ------------    ----------     -----------    --------------
Revenues/sales                $  969,937     $ 2,682,375     $ 772,381      $     -        $  4,424,693
Income (loss) from
  operations                    (249,153)        958,352         3,671        (595,712)         117,158
Identifiable assets            1,780,639       1,378,953     1,151,249         217,836        4,528,677
Depreciation and
  amortization expense           235,502          47,382        46,561           9,641          339,086
Capital expenditures           1,021,177         319,998        64,836            -           1,406,011

 For the year ended September 30, 1995:

                              Production and Exploration
                                      Drilling               Hydraulic
                              ---------------------------    Repairs &       Corporate      Consolidated
                               Domestic        Foreign       Spec. Mfg.       & Other           Total
                              -----------    ------------    ----------     -----------    --------------
Revenues/sales                     9,744     $ 1,426,158     $ 893,695      $     -        $  3,019,597
Income (loss) from
  operations                   ( 376,799)         47,671        71,998      (  656,016)    (    913,146)
Identifiable assets              870,946         509,875     1,156,974         296,201        2,833,996
Depreciation and
  amortization expense           229,485          11,234        21,097           9,925          271,741
Capital expenditures              56,304          35,650        20,502             366          112,822

 For the years ended September 30, 1996 and 1995, there were no customers in continuing operations responsible for more than 10% of sales and revenues.

 At September 30, 1996, the foreign currency exchange rate with Mexico was
 7.534 pesos for one dollar.


NOTE 13.   STOCK OPTIONS AND WARRANTS

 The Company has issued exercisable stock options for the following numbers of shares and exercise prices at September 30, 1996:

             Number                             Exercise
             of Shares                          Price
             ------------                       ------------
              325,000                           $ 0.40
              225,000                             0.50
               10,000                             0.75

 Stock options for 225,000 shares at $ 0.40 and 225,000 shares at $ 0.50 were issued to directors and shareholders of the company. Additionally stock options for 100,000 shares at $0.40 were issued to a shareholder of the company. No options were exercised during the years ended September 30, 1996 and 1995.

 The Company has issued stock purchase warrants for the following numbers of shares and exercise prices at September 30, 1996:

             Number                             Exercise
             of Shares                          Price
             ------------                       ------------
              6,600,000                         $ 0.40
                125,000                           0.40

 All stock purchase warrants were issued to companies related through common shareholders. No warrants were exercised during the years ended September 30, 1996.


NOTE 14.   DISCONTINUED OPERATIONS

 Effective February 1, 1996, the Company sold all of the issued and outstanding capital stock of Kel-Lite. As consideration for the stock purchase, the buyer agreed to pay a cash purchase price of $250,000 and a deferred purchase price representing royalty payments as further described in a royalty agreement. The royalty agreement originally provided for such payments to begin one year from closing (February 6, 1996) and ending ten years thereafter. Minimum royalty payments due under the royalty agreement were $600,000. Additionally, the buyer has agreed to an early termination payment if Kel-Lite should be sold or substantially disposes of all its assets prior to January 31, 2007. Notwithstanding any early termination payment, the buyer remained liable for the minimum royalty payments of $600,000. In connection with the sale of Kel-Lite, the Company agreed to issue to the buyer warrants to purchase up to 250,000 shares of the Company's restricted common stock at an exercise price of $.40 per share, exercisable until February 1997, and to grant to the buyer registration rights to register the transfer of the common stock issued upon the exercise of those warrants. Subsequent to the date of sale, the purchaser expressed dissatisfaction with the original agreement and voiced certain claims against the Company.

 Subsequent to September 30, 1996, the company reached an agreement with the purchaser of Kel-Lite whereby all royalty payment obligations by the purchaser were cancelled and warrants issued to the purchaser were reduced to 125,000 shares. Accordingly, the gain on sale of Kel-Lite has been decreased by $ 348,750 in the accompanying financial statements as a result of the subsequent agreement with the purchaser.

 As a result of the sale, activities of Kel-Lite have been accounted for as discounted operations in the accompanying financial statements. The results are presented as net amounts in the Consolidated Statements of Operations, with prior periods restated to conform to the current presentation.

 Additionally, operations of KLSEI were abandoned in 1995; accordingly, their results are accounted for as discontinued operations and presented as net amounts and combined with Kel-Lite, in the Consolidated Statements of Operations. Selected operating results for Kel-Lite and KLSEI are presented in the following tables:

                                                     Kel-Lite                        KLSEI
                                             -------------------------       -----------------------
                                                 1996         1995              1996         1995
                                             ------------ ------------       ----------  -----------
          Revenues                           $  374,233   $   899,253        $     -     $      -
          Income tax benefit (provision)           -             -                 -            -
          Net losses                         (   34,511)    ( 337,351)             -     (    26,111)

 Net assets of discontinued operations, which are included in the various asset and liability amounts in the Consolidated Balance Sheets at September 30, are as follows:

                                                     Kel-Lite                        KLSEI
                                             -------------------------       -----------------------
                                                 1996         1995              1996         1995
                                             ------------ ------------       ----------  -----------
       Current assets                        $     -      $   471,912        $     -     $      -
       Property, plant and equipment, net          -          129,137              -            -
       Other assets                                -           24,904              -            -
       Current liabilities                         -      (   422,701)             -     (     7,747)
       Long-term debt                              -      (    23,347)             -            -
                                             ------------ ------------       ----------  -----------

           Net liabilities                   $     -      $   179,905        $     -     ($    7,747)
                                             ============ ===========        =========    ==========

NOTE 15.   FINANCIAL INSTRUMENTS

 Financial instruments of the Company include cash, accounts receivable, accounts payable, notes payable and long-term debt. The carrying value of cash, accounts receivables and accounts payable approximates fair value because of the short maturities of those instruments. The fair value of notes receivable, notes payable and long-term debt, calculated using current interest rates for instruments with similar maturities, approximates their carrying values.


NOTE 16.   EXTRAORDINARY ITEM

 In August 1996, the company entered into an agreement with the estate of a former shareholder. The provisions of the agreement allowed the company to receive forgiveness on $ 172,823 of accrued interest expense by retiring the related party notes payable. The $172,823 of accrued interest forgiveness has been recorded as an extraordinary item in the financial statements.


NOTE 17.   SUBSEQUENT EVENT

 On November 20, 1996, the company entered into an agreement to purchase drilling equipment from a supplier for approximately $ 1,300,000.

 In December, 1996, the Company instituted a stock option and incentive plan authorizing the issuance of stock options to purchase a maximum of 2,230,000 shares of the Company's $0.001 par value common stock to employees and directors. The exercise price of options granted pursuant to the plan are determined by an option committee designated by the board of directors.

 In December, 1996, the Company sold 4,990,500 shares of common stock for consideration of $0.80 per share. All shares issued were pursuant to Regulation D of the Securities Act of 1933. A portion of the proceeds was used to pay $1,542,400 of the debt to a related company. (See Note 6.)

 In December, 1996, the Company entered into a five-year management agreement with a company related through common directors. The agreement provides for a monthly fee of $50,000 payable by the Company for investment banking, investor relations, and financial management services.