Form 10QSB
period 1996-12-31
KLS ENVIRO RESOURCES INC
filed 1997-02-14
CIK 894988

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________to_____________.


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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Applicable only to corporate issuers:

As of February 13, 1997, the Registrant had outstanding 16,824,244 shares of its common stock, par value $.0001.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                          K.L.S. ENVIRO RESOURCES, INC.
                         INDEX TO FINANCIAL INFORMATION
                                December 31, 1996


                                                                   Page No.
                                                                   --------
Consolidated Balance Sheet as of December 31, 1996
(unaudited) and September 30, 1996 (audited)                            3

Consolidated Statements of Operations (unaudited)
for the Three Months Ended December 31, 1996 and 1995                   4

Consolidated Statements of Cash Flows (unaudited) for
the Three Months Ended December 31, 1996 and 1995                       5

Notes To Consolidated Financial Statements                              6

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                     7

                K.L.S. Enviro Resources, Inc. and Subsidiarie
                      Consolidated Balance Sheets
      December 31, 1996 (unaudited) and September 30, 1996 (audited)

                                                                           December 31,      September 30,
                                                                               1996              1996
                                                                          --------------    --------------
ASSETS
Current Assets
   Cash and cash equivalents                                              $   2,800,590     $     300,767
   Accounts receivable-trade, net of allowance for
     doubtful accounts of $123,402                                              831,203         1,050,371
   Other receivables                                                             13,908            13,274
   Inventory                                                                    678,011           483,938
   Prepaid expenses                                                             288,144             5,975
                                                                          --------------    --------------
       Total current assets                                                   4,611,856         1,854,325

Property, plant and equipment, net                                            3,050,763         2,604,510

Other assets
   Intangible assets, net of accumulated amortization
     $72,601 and $70,014, respectively                                           46,478            49,065
   Deposits and other                                                            20,694            20,777
                                                                          --------------    --------------
       Total other assets                                                        67,172            69,842

           Total assets                                                   $   7,729,791     $   4,528,677
                                                                          ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Notes payable-related parties                                          $   1,769,241     $   1,988,622
   Current maturities of long-term debt                                          71,777           114,219
   Accounts payable                                                             775,374           412,487
   Accrued expenses and other current liabilities                               148,412           188,628
   Deferred revenues                                                             29,036              -
                                                                          --------------    --------------
       Total current liabilities                                              2,793,840         2,703,956

Long-term Debt                                                                  258,308           270,995
                                                                          --------------    --------------
           Total liabilities                                                  3,052,148         2,974,951

Shareholders' equity
   Cumulative convertible preferred stock, Series A and B,
     $.0001 par value: 1,000,000 shares authorized: 167,500
     issued and outstanding, respectively: $5.00 stated value                        10                10
   Common stock, $.0001 par value;  50,000,000 shares authorized;
     15,761,497 and 10,931,497 issued and outstanding, respectively               1,576             1,093
   Additional paid-in capital                                                 9,181,539         6,101,057
   Accumulated deficit                                                       (4,462,769)       (4,505,721)
   Foreign currency translation adjustments                                      (4,213)           (4,213)
                                                                          --------------    --------------
                                                                              4,716,143         1,592,226

   Treasury stock-common shares held in the treasury, at cost                   (38,500)          (38,500)
                                                                          --------------    --------------
           Total shareholders' equity                                         4,677,643         1,553,726
                                                                          --------------    --------------
Total liabilities and shareholders' equity                                $   7,729,791     $   4,528,677
                                                                          ==============    ==============

      The notes to Consolidated Financial Statements are an integral part of these statements

                 K.L.S. Enviro Resources, Inc. and Subsidiaries
                    Consolidated Statements of Operations
             for the Three Months ended December 31, 1996 and 1995
                                  (Unaudited)


                                                                               1996              1995
                                                                          --------------    --------------
Net sales and revenues
    Drilling and repair services revenues                                 $   1,573,318     $     780,368
    Cost of drilling and repair services                                        727,126           428,303
                                                                          --------------    --------------
         Gross profit                                                           846,192           352,065

Cost and expenses
    Salaries, wages and related costs                                           135,874           116,188
    Legal and professional fees                                                  97,132            54,166
    Rents                                                                        12,737            22,500
    Repairs and maintenance                                                      15,001            11,605
    Taxes, licenses and permits                                                   7,612            13,208
    Advertising                                                                   1,816             4,384
    Travel and lodging                                                           46,630            15,953
    Consulting                                                                   33,889            35,500
    Exploration costs                                                            40,740            30,906
    Other operating expenses                                                    229,279            72,227
    Depreciation and amortization                                                95,549            68,705
                                                                          --------------    --------------
         Total cost and expenses                                                716,259           445,342

         Income (loss) from operations                                          129,933           (93,277)

Other income (expenses)
    Interest expense                                                            (77,953)          (35,930)
    Interest and other income, net                                                2,534             3,436
    Gain on sale of investment securities                                          -               51,515
    Loss from foreign currency translation                                       (4,063)             (837)
                                                                          --------------    --------------
         Income (Loss) before income taxes                                       50,451           (75,093)

Income taxes                                                                       -                 -
                                                                          --------------    --------------
         Income (Loss) from continuing operations                                50,451           (75,093)

Discontinued operations                                                            -                6,115
                                                                          --------------    --------------
         Net income (loss)                                                $      50,451     $     (68,978)
                                                                          ==============    ==============
Loss per weighted-average common share outstanding
   Income (loss) from continuing operations                               $       0.005     $      (0.008)
Loss from operations of discontinued segment                                       -                 -
                                                                          --------------    --------------
         Net income (loss)                                                $       0.005     $      (0.008)
                                                                          ==============    ==============
Weighted-average number of common shares  outstanding                        10,933,040         8,958,494
                                                                          ==============    ==============

    The Notes to Consolidated Financial Statements are an integral part of these statements.

                 K.L.S. Enviro Resources, Inc. and Subsidiaries
                   Consolidated Statements of Cash Flows
             for the Three Months ended December 31, 1996 and 1995
                                 (Unaudited)

                                                                               1996              1995
                                                                          --------------    --------------
Cash flows from operating activities:
    Net income (loss)                                                     $      50,453     $     (68,978)
    Adjustments to reconcile net income (loss) to cash
       used in operating activities:
         Common stock for services                                                  487             9,200
         Depreciation and amortization                                           95,548            75,253
         Gain on sale of marketable securities                                     -              (51,515)
         Translation loss                                                         4,213               837
         Changes in:
             Accounts and other receivables                                     215,819           (18,306)
             Inventory                                                         (194,073)           49,486
             Prepaid expenses                                                  (282,169)           (6,635)
             Others assets                                                           65            (1,728)
             Accounts payable                                                   363,927            11,733
             Accrued expenses                                                   (43,864)            2,475
             Deferred revenue                                                    22,623            22,163
                                                                          --------------    --------------
                 Net cash provided by operating activities                      233,029            23,985

Cash flows from investing activities:
    Proceeds from sales of marketable securities                                   -              197,911
    Purchases of equipment                                                     (539,214)          (85,416)
                                                                          --------------    --------------
                 Net cash (used in) provided by investing activities           (539,214)          112,495
                                                                          --------------    --------------
Cash flows from financing activities:
    Net change in bank notes                                                       -              (97,085)
    Principal payments on long-term debt                                        (55,129)          (30,280)
    Net change in loans from related parties                                     50,619            (1,144)
    Cash received from stock subscriptions and sales of common stock          2,810,478              -
                                                                          --------------    --------------
                 Net cash provided by (used in) financing activities          2,805,968          (128,509)
                                                                          --------------    --------------
Effect of exchange rate changes on cash                                              40                 3
                                                                          --------------    --------------
Increase in cash                                                              2,499,823             7,974

Cash at beginning of period                                                     300,767           174,479
                                                                          --------------    --------------
Cash at end of period                                                     $   2,800,590     $     182,453
                                                                          ==============    ==============

  The Notes to Consolidated Financial Statements are an integral part of these Statements

                    K.L.S. ENVIRO RESOURCES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying unaudited consolidated financial statements of K.L.S. Enviro Resources, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, such unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1996 audited financial statements.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments and elimination of material intercompany sales and purchases necessary to present fairly the financial condition, results of operations and cash flows for the Company for the interim periods presented, have been included. Operating results for the three months ended December 31, 1996, are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include all the accounts K.L.S. Enviro Resources, Inc. and its six wholly-owned subsidiaries, Dateline Drilling, Inc., K.L.S. Co., Inc., Kel-Lite Industries, Inc., Dateline Internacional, S.A. de C. V., K.L.S. International, Inc., and Beloro, S.A. de C.V. The operations of Kel-Lite Industries, Inc. were discontinued during 1996.

Note Payable

As of the fiscal year ended September 30, 1996 the Company had a note payable to fonix Corporation ("fonix"), bearing interest at 12 percent, due on demand, collateralized by all assets, except real estate, in the amount of $271,944. On October 21, 1996 fonix loaned an additional $200,000 to the Company under similar terms. On December 31, 1996 a shareholder of the Company purchased $270,000 of the note and converted it to 900,000 shares of common stock at a conversion rate of $.30 per share (see Capital Stock below). The balance of the note to fonix was paid December 31, 1996 from the proceeds of the sale of stock (see Capital Stock below).

Note Payable - Related Party

As of the fiscal year ended September 30, 1996 the Company had a note payable to a shareholder, bearing interest at 12 percent, due on demand, collateralized by all assets, except real estate, in the amount of $1,673,730.

On October 16, 1996 the shareholder loaned an additional $100,000 to the Company under similar terms. A payment was made by the Company to the shareholder from the proceeds of the sale of stock (see Capital Stock below) on December 31, 1996 reducing the balance to $1,727,591. This note was substantially reduced by a payment on January 2, 1997 (see Subsequent Events below).

Capital Stock

In December 1996, the Company sold 4,990,500 shares of common stock for consideration of $0.80 per share pursuant to Regulation D of the Securities Act of 1993.

On December 31, 1996 a shareholder purchased $270,000 of a demand note of the Company from fonix. Also on December 31, 1996, the shareholder exercised the conversion rights associated with such note, at an exchange rate of $0.30 per share, to acquire 900,000 shares of common stock.

Subsequent Events

As of December 31, 1996, the Company was obligated to a shareholder in the amount of $1,727,591 under the terms of a demand note, interest at 12 percent, collateralized by all assets, except real estate. A payment was made on January 2, 1997, reducing principal by $1,541,248 and paying then-accrued interest of $1,152. The balance due the shareholder following this payment of principal and interest was $185,191. The funds for such payment were obtained from the sale of common stock (see Capital Stock above).

Income Per Common Share

Income per share of common stock is based on the weighted average number of shares outstanding during the periods ended December 31, 1996 and 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations.

Results Of Operations

Three Months Ended December 31, 1996 Compared With Three Months Ended December 31, 1995

     The Company's net income for the three months ended December 31, 1996 was approximately $50,500 as compared to a loss of approximately $69,000 for the three months ended December 31, 1995. The profit is attributable to increased revenues over the comparable period of the prior year, and a reduction in the direct costs of drilling and repair services as a percentage of revenue. Selling, general and administrative expenses have decreased over the same comparable period of the prior year as a percentage of revenues.

     Total revenues from continuing operations for the three months ended December 31, 1996 were $1,573,318, an increase of $792,950 or approximately 102 percent, over the three months ended December 31, 1995. The increase in revenues is primarily due to an increase in drilling services of $321,045 in the U.S. and $437,458 in Mexico. The Company increased its drilling fleet from five rigs to nine and added a machine shop division to its hydraulic repair and fabrication operations during fiscal 1996. This contributed to the increased revenues during the first quarter of fiscal 1997, and the Company anticipates increased drilling and repair service revenues for the remainder of fiscal 1997. Four additional rigs are expected to be added in the second quarter of fiscal 1997.

     Total operating expenses from continuing operations increased by approximately $570,000, or approximately 65 percent, to $1,443,385 for the three months ended December 31, 1996, as compared to the three months ended December 31, 1995. Revenues increased approximately 102 percent over the comparable period. Direct costs of drilling and repair services were $727,126, an increase of $298,823 over the comparable period of the prior year. Selling, general and administrative expenses were $716,259, an increase of $270,917 over the comparable period of the prior year. These expenses decreased approximately 20 percent, when compared as a percentage of revenue over the comparable period of fiscal 1996.

     Mineral exploration expenditures are expensed as incurred. Expenditures incurred on properties identified as having development potential are deferred on a project basis until the viability of the project is determined. If a project is abandoned, the accumulated costs are charged to operations in the year in which the determination is made. Costs associated with economically viable projects are capitalized and amortized over the estimated useful life. There are no costs capitalized as of December 31, 1996 and 1995. Exploration expenses were $40,740 and $30,906 for the three month periods ending December 31, 1996 and 1995, respectively.

     Other net expenses increased $103,780 for the three months ended December 31, 1996 over the comparable period of the prior year. Of this amount, interest expense increased by $42,023 and gains from the sale of marketable securities decreased $51,515.

Financial Condition

     At December 31, 1996, the Company's current assets exceeded its current liabilities by $1,818,016 as compared with current liabilities exceeding current assets by $849,631 at September 30, 1996. The current ratio of assets to liabilities was 1.65 at December 31, 1996 as compared with .69 at September 30, 1996. Current assets increased by $2,757,531 to $4,611,856 from September 30, 1996 to December 31, 1996. Current liabilities increased by $89,884 during the same period. The significant increase in working capital over this period is primarily attributable to the sale of common stock in December 1996.

     Total assets were $7,729,791 at December 31, 1996 as compared to $4,528,677 at September 30, 1996. The increase of $3,201,114 is due to the sale of stock described above and additions to fixed assets of $446,253, primarily additions to the drill rig fleet and supporting equipment.

     For the three-month period ended December 31, 1996, the Company continued to have positive cash flow from operations. The Company anticipates continual increases in revenues and cash flow from operations as it expands its drill rig fleet for the balance of fiscal 1997. Four additional rigs with support equipment are being acquired by purchase and in-house construction and are expected to be available for operation by March 31, 1997. This will increase the Company's fleet of drill rigs to thirteen. As the Company continues to expand, it endeavors to maintain its positive cash flow from operations, although there can be no assurance of this. The Company is also increasing its efforts to acquire mining properties, and it will continue to need additional sources of funds in order to pursue gold exploration and development and expand its drilling and repair services.

Forward-looking Statements and Certain Risk Factors

     Statements which are not historical facts contained in this report are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions that a variety of factors could cause the Company's actual results to differ materially from anticipated results or other expectations expressed in this report. The forward-looking statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations involve a number of risks and uncertainties that could cause actual results to differ from projected or anticipated results. Some of the risks and uncertainties are set forth below. In addition, the risk factors discussed in Part I, Item 1 ("Business") and in the "Management's Discussion and Analysis of Operations" (Item 6) of the Company's recently filed annual report on Form 10-KSB for the fiscal year ending September 30, 1996 may also affect actual operating results, as could the following:

General Operations Risks

     The Company has experienced and expects to continue to experience significant fluctuations in its results of operations. Factors that affect the Company's results of operations or that could cause actual results to differ materially include, among others, the Company's ability to successfully bid on new contracts, its ability to perform under contracts on a timely basis, its access to suitable used or new equipment to fulfill contract obligations, the ability to hire and retain skilled and properly trained employees, industry conditions and world demand for precious metals, as well as prices for such metals, the results of financing efforts and financial market conditions and other factors discussed in the Form 10-KSB mentioned above and the additional factors discussed below.

Foreign Operations Risks

     The Company has recently expanded much of its operations to meet increased demand for its services both inside and outside the United States. There are numerous risks associated with conducting business in foreign countries. The distance from corporate headquarters and the often remote locations of drilling and mining sites in these foreign countries exacerbates the difficulties discussed above. In addition, problems associated with possible political risks, instability of local governments, safety of personnel and equipment, the lack of spare parts or adequate service assistance, the need for skilled labor and supervision, lack of infrastructure and accessability to sources of power and other supplies necessary for operations, high inflation and currency fluctuations which may erode profitability levels, and the difficulty of obtaining and enforcing judgments in foreign courts and under foreign legal systems that differ substantially from the U.S., all add to the risk of foreign operations.

Dependence on Precious Metals Mining Industry

     The Company's operations are largely dependent upon the levels of activity in precious metals exploration and development drilling. Such activity levels are affected by trends in the precious metals industry and precious metals prices. Historically, prices for precious metals have been volatile and are subject to wide fluctuations in response to changes in the supply of and demand for precious metals, market uncertainty and a variety of political, economic and other factors beyond the control of the Company. The Company cannot predict future price movements with any certainty. Any prolonged reduction in precious metals prices, however, will depress the level of exploration, development and production activity and result in a corresponding decline in the demand for the Company's services and, therefore, have a material adverse effect on the Company's revenues and profitability.

Competition

     The contract drilling industry is a highly competitive and cyclical business characterized by high capital and maintenance costs. Although conditions in recent years in the precious metals mining industry have precipitated consolidation of drilling industry participants, the Company believes the competition for drilling contracts will continue to be intense for the foreseeable future because of contractors' ability to move rigs from areas of low activity and day rates to areas of greater activity and relatively higher rates. In addition, there are a number of inactive rigs that are being reactivated and upgraded, and additional rigs that could be reactivated and upgraded, and new rigs that could be constructed, to meet an increase in demand for drilling rigs in any given market. Such movement, reactivation, new construction or a decrease in drilling activity in any major market could depress rates and could adversely affect utilization of the Company's rigs even in an environment of stronger precious metals prices.
Many of the Company's principal competitors are substantially larger, have substantially greater resources and have spent considerably larger sums of capital than the Company for equipment, including drill rigs, development and operations. These factors may enable those competitors to better withstand industry downturns, compete on the basis of price, build new rigs or acquire existing rigs that become available for purchase.

Risk of Upgrade and Refurbishment of Drill Rigs

     In connection with its plans to increase its fleet of drill rigs and the upgrade and refurbishment of existing drill rigs and other rigs that the Company may acquire in the future, the Company expects to make substantial completion, upgrade and refurbishment capital expenditures. Such projects are subject to the risks of delay or cost overruns inherent in any large reconstruction project, including shortages of materials or skilled labor, unforeseen engineering problems, latent damage to current equipment, work stoppages and unanticipated cost increases. Significant cost overruns or delays would adversely affect the Company's financial condition and results of operation.

     As a result of the foregoing and other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis which would materially and adversely affect the Company's business, financial condition and results of operation.

Risk of Potential Conflicts of Interest

     Three of the nine members of the Company's board of directors are also indirect owners of and control a significant shareholder of the Company and a corporation providing management and strategic planning services to the Company. In addition, these three persons and two other members of the board of directors sit on the board of directors of another public company in an unrelated industry. The acting CFO of the Company is also the CFO of the other public company.

     Such associations and relationships may give rise to conflicts of interest from time to time. If any such conflict does arise, the policy of the Company, consistent with Section 78.140 of the Nevada Revised Statutes, requires that the director who has a conflict will disclose the same to a meeting of the directors of the Company and will abstain from voting for or against approval of any matter in which such director may have a conflict. Notwithstanding the adoption of such a policy, there can be no assurance that all possible conflicts of interest will be identified and appropriately resolved.

                           PART II - OTHER INFORMATION

Item 2.  Changes In Securities

     (c)  Recent Sales of Unregistered Securities.

     In November and December 1996, the Company undertook a private placement of its common stock to accredited investors as that term is defined in Item
501 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). The shares were sold pursuant to exemptions from the registration requirements of the Securities Act afforded to such offers and sales under Sections 3(b) and 4(2) of the Securities Act and Regulation D, promulgated under the Securities Act. A total of 4,990,500 shares were sold to approximately 19 accredited investors at $.80 per share. Gross proceeds of the offering were $3,992,400. The Company paid a commission fee in stock and cash totaling 10 percent of $3,142,000 of the proceeds to an unrelated consulting firm, in connection with its efforts in assisting the Company in placing some of the securities in the private offering. The Company also agreed to pay Studdert Companies Corp., a Utah corporation ("SCC") owned and controlled by Messrs. Studdert, Murdock and Dudley, each of whom is a director of the Company, a fee of $250,000 for its services in structuring the offering. The shares sold in the offering are "restricted" shares as defined by the Securities Act, meaning that they cannot be resold by the original purchasers unless they are first the subject of a registration statement filed by the Company or an exemption from registration is available for the transaction in which they are sold. The Company has agreed to register the shares issued in the private placement under certain circumstances at its own expense. At the time of the offering, the average bid price for the Company's common stock in the public market was $1.00 per share. The proceeds of this offering were used to acquire additional drill rigs and parts and inventory relating to new and existing drill rigs, for operating capital and to pay a portion of the loan balance due SMD as described above.

Item 5. Other Information.

     In December 1996, after the end of the period that is the subject of this report, the Company entered into a management services agreement with SCC. Under this agreement, which was made effective as of October 1, 1996, SCC will receive a monthly management fee of $50,000 and will provide investment banking, investor relations, financial management and strategic planning services for the Company for a term of five years. Fees payable to SCC for the quarter ended December 31, 1996 totaled $150,000. The management services agreement also provides for reimbursement of expenses incurred by SCC since June 1996 in connection with services rendered to the Company and for similar treatment of expenses incurred during the term of the agreement. The management services agreement further provides that amounts payable by the Company to SCC may be paid in cash, in stock of the Company or by a combination of stock and cash, subject to the agreement of SCC and the Executive Committee of the Company's Board of Directors. In the event such amounts are paid in common stock, the conversion rate of such fees payable into shares of common stock shall be the average closing bid price as quoted by the OTC Electronic Bulletin Board for the month in which the fee is earned. To the extent the Company issues to SCC restricted stock under the management agreement, such shares will be subject to piggyback registration rights in favor of SCC.

Item 6.  Exhibits And Reports On Form 8-K.

     (a) Exhibits.

          The following materials are filed as exhibits to this report:

      Exhibit No.        Description
      -------------      -------------------------

         10 Management Services Agreement by and between the Company and Studdert Companies Corp., a Utah corporation, effective as of October 1, 1996, with exhibit

     (b) Reports on Form 8-K.

          During the quarter for which this report is filed, the Company filed no report on Form 8-K.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act Of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         K.L.S. ENVIRO RESOURCES, INC.



Date:   February 14, 1997                By: /s/ Raymond H. Kurzon
                                           ---------------------------------
                                            Raymond H. Kurzon, President/CEO



Date:   February 14, 1997                By: /s/ Roger D. Dudley
                                            ---------------------------------
                                            Roger D. Dudley, Acting Chief
                                            Financial Officer