Form 10QSB
period 1997-03-31
KLS ENVIRO RESOURCES INC
filed 1997-05-15
CIK 894988

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________to_____________.


Commission file number 0-21998

                          K.L.S. ENVIRO RESOURCES, INC.
        ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Nevada                                              75-2460365
-------------------------------                             ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)



                  3220 North Freeway, Fort Worth, Texas  76111
          -----------------------------------------------------------
             (Address of principal executive offices and zip code)

                               (817) 624-4844
                ---------------------------------------------
              (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 8, 1997, the Registrant had outstanding 16,935,997 shares of its common stock, par value $.0001.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       K.L.S. ENVIRO RESOURCES, INC.
                      INDEX TO FINANCIAL INFORMATION
                              March 31, 1997


                                                                   Page No.
                                                                  -----------
Condensed Consolidated Balance Sheets as of March 31, 1997
(unaudited) and September 30, 1996 (audited)                          3

Condensed Consolidated Statements of Operations (unaudited)
for the Three and Six Months Ended March 31, 1997 and 1996            4

Condensed Consolidated Statements of Cash Flows (unaudited) for
the Six Months Ended March 31, 1997 and 1996                          5

Notes To Consolidated Financial Statements                            6

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                   8

              K.L.S. Enviro Resources, Inc. and Subsidiaries
                 Condensed Consolidated Balance Sheets
      March 31, 1997 (unaudited) and September 30, 1996 (audited)

                                                                   March 31,       September 30,
                                                                     1997              1996
                                                                --------------    --------------
                                    ASSETS
Current Assets
   Cash and cash equivalents                                    $     562,774     $     300,767
   Accounts receivable-trade, net of allowance for
     doubtful accounts of $123,402                                    981,866         1,050,371
   Other receivables                                                     -               13,274
   Inventory                                                          665,839           483,938
   Prepaid expenses                                                    31,153             5,975
                                                                --------------    --------------
       Total current assets                                         2,241,632         1,854,325

Property, plant and equipment, net                                  5,371,902         2,604,510

Other assets
   Intangible assets, net of accumulated amortization
      $75,401 and $70,014, respectively                                43,677            49,065
   Deposits and other                                                 127,426            20,777
                                                                --------------    --------------
       Total other assets                                             171,103            69,842
                                                                --------------    --------------
Total assets                                                    $   7,784,637     $   4,528,677
                                                                ==============    ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Notes payable-related parties                                $   1,163,544     $   1,988,622
   Current maturities of long-term debt                                47,204           114,219
   Accounts payable                                                 1,065,744           412,487
   Accrued expenses and other current liabilities                     220,920           188,628
   Deferred revenues                                                   19,835              -
                                                                --------------    --------------
       Total current liabilities                                    2,517,247         2,703,956

Long-term Debt                                                        242,671           270,995
                                                                --------------    --------------
            Total liabilities                                       2,759,918         2,974,951
                                                                --------------    --------------
Shareholders' equity
   Preferred stock                                                         10                10
   Common stock                                                         1,692             1,093
   Additional paid-in capital                                       9,861,423         6,101,057
   Accumulated deficit                                             (4,795,693)       (4,505,721)
   Foreign currency translation adjustments                            (4,213)           (4,213)
                                                                --------------    --------------
                                                                    5,063,219         1,592,226

   Treasury stock-common shares held in the treasury, at cost         (38,500)          (38,500)
                                                                --------------    --------------
            Total shareholders' equity                              5,024,719         1,553,726
                                                                --------------    --------------
Total liabilities and shareholders' equity                      $   7,784,637     $   4,528,677
                                                                ==============    ==============


The notes to Consolidated Financial Statements are an integral part of these statements

              K.L.S. Enviro Resources, Inc. and Subsidiaries
              Condensed Consolidated Statements of Operations
        For the Three and Six Months ended March 31, 1997 and 1996
                                  (Unaudited)

                                                                       Three months ended                 Six months ended
                                                                           March 31,                         March 31,
                                                                ------------------------------    ------------------------------
                                                                     1997             1996            1997             1996
                                                                -------------    -------------    -------------    -------------
Net sales and revenues
    Drilling and repair services revenues                       $  1,175,493     $    925,108     $  2,748,811     $  1,705,477
    Cost of drilling and repair services                             565,854          577,124        1,292,980        1,005,427
                                                                -------------    -------------    -------------    -------------
        Gross profit                                                 609,639          347,984        1,455,831          700,050
                                                                -------------    -------------    -------------    -------------
Cost and expenses
    Salaries, wages and related costs                                157,838          135,539          293,712          251,726
    Legal and professional fees                                      177,280           80,058          274,412          123,244
    Rents                                                             21,115           12,643           33,852           35,143
    Repairs and maintenance                                           10,726            5,736           25,727           17,341
    Taxes, licenses and permits                                       16,008           12,809           23,620           26,017
    Advertising                                                        2,434            1,808            4,250            6,191
    Travel and lodging                                                37,998           45,786           84,628           61,740
    Consulting                                                        40,889           11,000           74,778           25,500
    Exploration costs                                                119,800          (46,354)         160,540          (15,448)
    Other operating expenses                                         243,036           67,424          472,315          139,653
    Depreciation and amortization                                    116,568           70,839          212,117          139,543
                                                                -------------    -------------    -------------    -------------
        Total cost and expenses                                      943,692          397,288        1,659,951          810,650
                                                                -------------    -------------    -------------    -------------
        Loss from operations                                        (334,053)         (49,304)        (204,120)        (110,600)

Other income (expenses)
    Interest expense                                                 (19,265)         (32,360)         (97,218)         (68,290)
    Interest and other income, net                                    36,370            1,877           38,904            5,312
    Gain on sale of investment securities                               -              47,771             -              99,286
    Gain on sale of assets                                              -              21,366             -              21,366
    Gain (loss) from foreign currency translation                     (8,476)          13,970          (12,539)          13,133
                                                                -------------    -------------    -------------    -------------
        Income (loss) before income taxes                           (325,424)           3,320         (274,973)         (39,793)

Income taxes                                                            -                -                -                -
                                                                -------------    -------------    -------------    -------------
        Income (loss) from continuing operations                    (325,424)           3,320         (274,973)         (39,793)

Discontinued operations:
    Loss from discontinued operations                                                  (8,646)                          (34,511)
    Gain on sale of subsidiary                                           -            379,935                           379,935
                                                                -------------    -------------    -------------    -------------
        Net income (loss)                                       $   (325,424)    $    374,609     $   (274,973)    $    305,631
                                                                =============    =============    =============    =============
Income (loss) per weighted-average common share outstanding:
    Income (loss) from continuing operations                    $      (0.02)    $       0.00     $      (0.02)    $      (0.00)
    Income from discontinued operations                         $       -        $       0.04     $       -        $       0.04
                                                                -------------    -------------    -------------    -------------
        Net income (loss)                                       $      (0.02)    $       0.04     $      (0.02)    $       0.03
                                                                =============    =============    =============    =============
Weighted-average number of common shares  outstanding             16,550,608        9,039,494       13,710,959        8,993,243
                                                                =============    =============    =============    =============

The Notes to Consolidated Financial Statements are an integral part of these statement

             K.L.S. Enviro Resources, Inc. and Subsidiaries
             Condensed Consolidated Statements of Cash Flows
            for the Six Months ended March 31, 1997 and 1996
                                (Unaudited)

                                                                                      Six months ended
                                                                                           March 31,
                                                                               --------------------------------
                                                                                    1997              1996
                                                                               --------------    --------------
Cash flows from operating activities
    Net income (loss)                                                          $    (274,973)    $     305,631
    Adjustments to reconcile net income (loss) to cash
      used in operating activities:
        Common stock for services                                                     80,487             9,200
        Depreciation and amortization                                                212,117           139,543
        Gain on sale of investment securities                                           -              (99,286)
        Gain on disposal of equipment                                                                  (21,366)
        Gain on sale of subsidiary                                                                    (379,935)
        Translation loss                                                               9,555               805
        Changes in
            Accounts and other receivables                                            77,119           (42,493)
            Inventory                                                               (183,223)           12,740
            Prepaid expenses                                                         (25,178)           (2,414)
            Other assets                                                            (106,680)           (2,447)
            Accounts payable                                                         650,199          (125,076)
            Accrued expenses                                                          24,244            48,622
            Deferred revenue                                                          13,444            10,572
                                                                               --------------    --------------
               Net cash provided by (used in) operating activities                   477,111          (145,904)
                                                                               --------------    --------------
Cash flows from investing activities:
    Proceeds from sales of investment securities                                        -              328,861
    Proceeds from sale of subsidiary, net of selling costs                                             184,042
    Proceeds from sale of equipment                                                                     14,750
    Purchases of equipment                                                        (2,974,122)         (146,682)
                                                                               --------------    --------------
               Net cash (used in) provided by investing activities                (2,974,122)          380,971
                                                                               --------------    --------------
Cash flows from financing activities:
    Net change in bank notes                                                            -             (196,505)
    Principal payments on long-term debt                                             (95,340)          (66,685)
    Net change in loans from related parties                                        (555,078)           (2,290)
    Cash received from stock subscriptions and sales of common stock               3,410,478              -
                                                                               --------------    --------------
               Net cash provided by (used in) financing activities                 2,760,060          (265,480)
                                                                               --------------    --------------
Effect of exchange rate changes on cash                                               (1,042)               (8)
                                                                               --------------    --------------
Increase (decrease) in cash                                                          262,007           (30,421)

Cash at beginning of period                                                          300,767           174,479
                                                                               --------------    --------------
Cash at end of period                                                          $     562,774     $     144,058
                                                                               ==============    ==============

The Notes to Consolidated Financial Statements are an integral part of these statements

             K.L.S. ENVIRO RESOURCES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General - The accompanying unaudited consolidated financial statements of K.L.S. Enviro Resources, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, such unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1996 audited financial statements.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments and eliminations of material intercompany sales and purchases necessary to present fairly the financial condition, results of operations and cash flows for the Company for the interim periods presented, have been included. Operating results for the three and six months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

Principles of Consolidation - The accompanying unaudited consolidated financial statements include all the accounts of K.L.S. Enviro Resources, Inc. and its six wholly-owned subsidiaries, Dateline Drilling, Inc., K.L.S. Co., Inc., Kel-Lite Industries, Inc., Dateline Internacional, S.A. de C. V., K.L.S. International, Inc., and Beloro, S.A. de C.V. The operations of Kel-Lite Industries, Inc. were discontinued during 1996.

Income (Loss) Per Common Share - Income (loss) per share of common stock is based on the weighted average number of shares outstanding during the three and six months ended March 31, 1997 and 1996. Common Stock Equivalents have not been included since their inclusion would be anti-dilutive.

NOTE 2.   INVENTORY

                                                           March 31,         September 30,
      Major classes  of inventories are as follows:           1997               1996
                                                         --------------     --------------

            Consumable supplies                             $  665,839        $   483,938
            Raw materials                                         -                  -

            Finished goods                                        -                  -
                                                         ==============     ==============
                                                            $  665,839        $   483,938

NOTE 3.   PROPERTY, PLANT AND EQUIPMENT

                                                           March 31,         September 30,
      Property, plant and equipment are as follows:           1997               1996
                                                         --------------     --------------
            Machinery and equipment                       $  5,512,131       $  2,763,188
            Transportation equipment                           531,305            433,514
            Building and improvements                          493,066            493,066
            Furniture and fixtures                             267,809            140,422
                                                         --------------     --------------
            Accumulated depreciation                       ( 1,582,409)     (   1,375,680)
                                                         --------------     --------------
                                                             5,221,902          2,454,510
            Land                                               150,000            150,000
                                                         --------------     --------------

               Property, plant and equipment, net         $  5,371,902       $  2,604,510
                                                         ==============     ==============


NOTE 4.  NOTES PAYABLE

Note Payable - As of the fiscal year ended September 30, 1996, the Company had a note payable to fonix Corporation ("fonix"), bearing interest at 12 percent, due on demand, collateralized by all assets, except real estate, in the amount of $271,944. On October 21, 1996, fonix loaned an additional $200,000 to the Company under similar terms. The additional loan of $200,000 was subsequently repaid by the Company. On December 31, 1996, a shareholder of the Company purchased $270,000 of the note balance and converted it to 900,000 shares of common stock at a conversion rate of $.30 per share (see Stockholders' Equity below). The balance of the note to fonix was paid December 31, 1996 from the proceeds of the sale of stock (see Stockholders' Equity below).

Note Payable - Related Party - As of the fiscal year ended September 30, 1996, the Company had a note payable to a shareholder, bearing interest at 12 percent, due on demand, collateralized by all assets, except real estate, in the amount of $1,673,730. On October 16, 1996, the shareholder loaned an additional $100,000 to the Company under similar terms. Payments were made by the Company to the shareholder from the proceeds of the sale of stock (see Stockholders' Equity below) on December 31, 1996, reducing the balance to $1,727,591 and on January 2, 1997, reducing the balance to $186,343. On March 25, 1997, the shareholder loaned an additional $936,896 to the Company under similar terms.
At March 31, 1997, this note payable had a balance of $1,123,239. Subsequent to March 31, 1997, the shareholder loaned an additional $263,104 to the Company. (see Subsequent Events below).

As of March 31, 1997, the Company had a note payable to a shareholder in the amount of $15,000, bearing interest at prime plus 1%, due on demand, collateralized by Dateline's accounts receivable.

As of March 31, 1997, the Company had a note payable to a shareholder in the amount of $25,305, bearing interest at prime plus 1%, due on demand, collateralized by KLS Co.'s accounts receivable.

NOTE 5.  STOCKHOLDERS' EQUITY

Issuance of Stock - In December 1996, the Company sold 4,990,500 shares of restricted common stock for consideration of $0.80 per share pursuant to Regulation D of the Securities Act of 1993. As part of this offering, in January 1997, the Company issued 100,000 shares of common stock for finder's fees.

On December 31, 1996, a shareholder purchased $270,000 of a demand note of the Company from fonix. Also on December 31, 1996, the shareholder exercised the conversion rights associated with such note, at an exchange rate of $0.30 per share, to acquire 900,000 shares of restricted common stock.

Stock Options and Warrants - On December 31, 1996, the directors approved a stock option plan for directors, employees and other persons acting on behalf of the Company, under which the aggregate number of shares available for issuance is 2,230,000. The exercise price of such options is the closing market price of the stock on the date the options are granted. The term of each option is ten years from the date of grant. In January 1997, options to purchase a total of 1,000,000 shares were granted to certain directors and officers of the Company with exercise prices ranging from $2.88 to $3.00. None of these options have been exercised.

NOTE 6.  INCOME TAXES

At March 31, 1997, deferred tax assets were approximately $1,600,000 and deferred tax liabilities were approximately $60,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.

Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance for all net deferred tax assets of approximately $1,540,000. The net change in the valuation allowance was approximately $91,000 for the six months ended March 31, 1997.

The Company has available at March 31, 1997, net operating tax loss carryforwards of approximately $4,300,000, some of which has been used to reduce the Company's deferred income taxes payable. These carryforwards expire beginning in 2008 except for $427,209 of the loss which expires beginning in 2004.

NOTE 7.  RELATED PARTY

Fees totaling $24,660 for the six months ended March 31, 1997 were paid to a shareholder for advisory and accounting services performed and lease of office space.

The Company has a consulting agreement with a shareholder of the Company to provide management advice. The agreement has a three year term and requires monthly payments of approximately $2,000. Total payments for the six months ended March 31, 1997 approximated $12,000.

The Company has a $50,000 per month consulting agreement with an affiliated company to provide the Company with management services over a 5 year period beginning October 1, 1996. No payments have been made during the six months ended March 31, 1997.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

Dateline has instituted arbitration proceedings against a former customer seeking the recovery of approximately $123,000 wrongfully withheld. An allowance for $123,000 offsetting the customer receivable is recorded on the financial statements. The former customer has filed a lawsuit against Dateline and KLS alleging a violation of their contractual obligations. This lawsuit is being vigorously contested by the Company.

The ultimate outcome of this lawsuit cannot be predicted and no provision for liability has been made in the accompanying consolidated financial statements. It is management's belief that the outcome is not likely to have a material adverse effect on the Company's financial position.

NOTE 9.  SUBSEQUENT EVENTS

As of March 31, 1997, the Company was obligated to a shareholder in the amount of $1,123,239 under the terms of a demand note, interest at 12 percent, collateralized by all assets, except real estate. Subsequent to March 31, 1997, the shareholder loaned to the Company an additional $263,104 making a balance of $1,386,343.


Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations.

Results Of Operations

Three Months Ended March 31, 1997 Compared With Three Months Ended March 31,
1996

     The Company had a net loss for the three months ended March 31, 1997 of $325,424 compared to net income of $374,609 for the three months ended March
31, 1996.   The difference is attributable to a $379,935 gain on the sale of a subsidiary during the three months ended March 31, 1996 and to increased exploration costs, legal fees, management fees and other operating expenses for the three months ended March 31, 1997. The Company had a loss from continuing operations of $325,424 for the three months ended March 31, 1997 compared to income of $3,320 for the comparable period in 1996. This loss from continuing operations is due to increased exploration costs, legal fees, management fees and other operating expenses.

     Total revenues from continuing operations for the three months ended March 31, 1997 were $1,175,493, an increase of $250,385 or approximately 27 percent, over the three months ended March 31, 1996. The increase in revenues is primarily due to an increase in drilling services revenues of $294,032 in Mexico. For operations in the United States, revenues decreased $43,647, $1,154 from drilling services and $42,493 from hydraulic services. The Company increased its drilling fleet from five rigs to nine and added a machine shop division to its hydraulic repair and fabrication operations during fiscal 1996. This contributed to the increased revenues during the second quarter of fiscal 1997, and the Company anticipates increased drilling and repair service revenues for the remainder of fiscal 1997. Two additional rigs were added in March, 1997 and two more in April, 1997. The company now has a total of 13 drill rigs.

     Total operating expenses from continuing operations increased by $535,134, or approximately 55 percent, to $1,509,546 for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996. Revenues increased approximately 27 percent over the comparable period. Direct costs of drilling and repair services were $565,854, a decrease of $11,270 over the comparable period of the prior year. This is a decrease of approximately 14 percent when compared as a percentage of revenue over the comparable period of fiscal 1996. Selling, general and administrative expenses were $943,692, an increase of $546,404 over the comparable period of the prior year. Total operating expenses increased approximately 23 percent, when compared as a percentage of revenue over the comparable period of fiscal 1996. The increase in selling, general and administrative expenses was due primarily to increased exploration costs, legal fees and management fees.

     Mineral exploration expenditures are expensed as incurred. Expenditures incurred on properties identified as having development potential are deferred on a project basis until the viability of the project is determined. If a project is abandoned, the accumulated costs are charged to operations in the year in which the determination is made. Costs associated with economically viable projects are capitalized and amortized over the estimated useful life. There are no costs capitalized as of March 31, 1997 and 1996. Exploration expenses were $119,800 and $(46,354) for the three months ending March 31, 1997 and 1996, respectively.

          Net income from other income and expenses decreased $43,995 for the three months ended March 31, 1997 over the comparable period of the prior year. Of this amount, interest expense decreased by $13,095 and interest and other income increased $34,493. Gains from the sale of investment securities decreased $47,771 and gains from the sale of assets decreased by $21,366. Also, the Company recorded a loss from foreign currency translation of $8,476 for the three months ended March 31, 1997, compared to a gain of $13,970 for the three months ended March 31, 1996.

Financial Condition

     At March 31, 1997, the Company's current liabilities exceeded its current assets by $275,615 as compared with current liabilities exceeding current assets by $849,631 at September 30, 1996. The current ratio of assets to liabilities was .89 at March 31, 1997 as compared with .69 at September 30, 1996. Current assets increased by $387,307 to $2,241,632 from September 30, 1996 to March 31, 1997. Current liabilities decreased by $186,709 during the same period. The significant increase in working capital over this period is primarily attributable to the sale of restricted common stock in December, 1996 and January, 1997.

     Total assets were $7,784,637 at March 31, 1997 as compared to $4,528,677 at September 30, 1996. The increase of $3,255,960 is due to the sale of restricted common stock described above and additions to fixed assets of approximately $2,975,000, primarily additions to the drill rig fleet and supporting equipment.

     For the three-month period ended March 31, 1997, the Company operated on a negative cash flow from operations. The negative cash flow was due to an increase in exploration costs, management fees, legal fees and other operating expenses. The Company anticipates substantial increases in revenues and cash flow from operations as it expands its drill rig fleet for the balance of fiscal 1997. Two drill rigs with support equipment were purchased in March, 1997 and two additional rigs were constructed in-house and placed into service in April, 1997. This increases the Company's fleet of drill rigs to thirteen. As the Company continues to expand, it endeavors to achieve a positive cash flow from operations, although there can be no assurance that the Company will achieve a positive cash flow from operations. The Company is also increasing its efforts to acquire mining properties, and it will continue to require additional sources of funds in order to pursue precious metals exploration and development and expand its drilling and repair services. Such funding may come from debt or the sale of the Company's equity securities, but there is no assurance that the Company will obtain the funds needed to supplement the shortfall in its cash flow as and when needed.

     In January 1997, the Company granted options to acquire an aggregate of 1,000,000 shares of the Company's common stock to certain officers and directors of the Company. These options are exercisable for a period of ten years at prices ranging from $2.88 to $3.00 per share, which represented the fair value of the underlying common stock on the date of grant. None of these options have been exercised and there were no other sales of unregistered securities by the Company during the quarter. The grant of these options was made without registration under the Securities Act of 1933, as amended in reliance upon exemptions under Section 4(2) and other provisions of such Act, including rules and regulations promulgated thereunder relative to sales of securities not involving a public offering.

Forward-looking Statements and Certain Risk Factors

     Statements which are not historical facts contained in this report are forward-looking statements. Section 27A of the Securities Act of 1933, as amended provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions that a variety of factors could cause the Company's actual results to differ materially from anticipated results or other expectations expressed in this report. The forward-looking statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations involve a number of risks and uncertainties that could cause actual results to differ from projected or anticipated results. Some of the risks and uncertainties are set forth below. In addition, the risk factors discussed in Part I, Item 1 ("Business") and in the "Management's Discussion and Analysis of Operations" (Item 6) of the Company's recently filed annual report on Form 10-KSB for the fiscal year ending September 30, 1996 may also affect actual operating results, as could the following:

General Operations Risks

     The Company has experienced and expects to continue to experience significant fluctuations in its results of operations. Factors that affect the Company's results of operations or that could cause actual results to differ materially include, among others, the Company's ability to successfully bid on new contracts, its ability to perform under the terms of drilling contracts on a timely basis, its access to suitable used or new equipment to fulfill contract obligations, the ability to hire and retain skilled and properly trained employees, industry conditions and world demand for precious metals, as well as prices for such metals, the results of financing efforts and financial market conditions and other factors discussed in the Form 10-KSB mentioned above and the additional factors discussed below.

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

                    PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     During the quarter ended March 31, 1997, the Company was involved in the following legal proceedings:

     PanAmerican Mineral Services, Inc. v. KLS Enviro Resources, Inc., Dateline Drilling, Inc., and Dateline Internacional S.A. De C.V. (the "Texas Litigation"). This action was filed in the District Court of Dallas County, Texas. The Texas Litigation is related to litigation (the "Wyoming Litigation") and an arbitration proceeding between one or more of the defendants and the plaintiff in the State of Wyoming. In 1991, before KLS acquired any interest in Dateline, Dateline allegedly entered into a contract with PanAmerican Mineral Services, Inc. ("PanAmerican"). PanAmerican was to perform certain services and render certain consultation with reference to business to be conducted by Dateline in Mexico. PanAmerican was to bill for services performed by Dateline and then remit to Dateline. After the acquisition of Dateline by KLS, it was discovered that PanAmerican had not performed as required under the contract and was holding funds due Dateline.

     Pursuant to an arbitration agreement between Dateline and PanAmerican, Dateline began an arbitration proceeding in the State of Wyoming. PanAmerican has filed documents in the arbitration proceeding indicating that it intends to assert a counterclaim against Dateline, Dateline Internacional S.A. De C.V. ("DIMSA") and the Company. PanAmerican contends that it performed all of its obligations under the contract with Dateline and alleges that Dateline and the Company are in violation of their contractual obligations. PanAmerican seeks to recover damages in an unspecified amount. The Wyoming Litigation was dismissed for lack of jurisdiction over KLS and DIMSA. That decision was reversed on appeal by the Wyoming Supreme Court. KLS, Dateline and/or DIMSA anticipation that one or more of them will file a counterclaim against PanAmerican in the Texas Litigation. The officers of the Company vigorously dispute that there is any merit to any claim by PanAmerican. KLS, as well as Dateline and DIMSA, are vigorously defending themselves in the Texas Litigation.

Item 2.   Changes in Securities.

     c.   Recent Sales of Unregistered Securities.

     During the quarter ended March 31, 1997, the Company sold the following equity securities that were not registered under the Securities Act of 1933, as amended (the "Act"), other than pursuant to Regulation S under the Act:

     In January 1997, the Company granted options to acquire an aggregate of 1,000,000 shares of the Company's common stock to certain officers and directors of the Company. These options are exercisable for a period of ten years at prices ranging from $2.88 to $3.00 per share, which represented the fair value of the underlying common stock on the date of grant. None of these options have been exercised and there were no other sales of unregistered securities by the Company during the quarter. The grant of these options was made without registration under the Securities Act of 1933, as amended in reliance upon exemptions under Section 4(2) and other provisions of such Act, including rules and regulations promulgated thereunder relative to sales of securities not involving a public offering.

Item 4.   Submission of Matters to a Vote of Security Holders.

     On March 10, 1997, the Company conducted its 1997 annual meeting of stockholders. At the meeting the following were elected as directors: Stephen
M. Studdert, Raymond H. Kurzon, Charles E. Nuanez, Wyman Au, Philip B. Smith, Thomas A. Murdock, Roger D. Dudley, Joseph Verner Reed and Rick D. Nydegger. In addition to electing the foregoing directors, the Company shareholders ratified the appointment of Weaver & Tidwell as the Company's independent auditors for the fiscal year ending September 30, 1997. A tabulation of the voting in connection with the election of the director nominees is as follows:

Name                   For              Against      Abstain

Raymond H. Kurzon      9,806,067        7,903        8
Stephen M. Studdert    9,806,067        7,903        8
Charles E. Nuanez      9,806,067        7,903        8
Wyman Au               9,806,067        7,903        8
Philip B. Smith        9,806,067        7,903        8
Thomas A. Murdock      9,806,067        7,903        8
Roger D. Dudley        9,806,067        7,903        8
Joseph Verner Reed     9,806,067        7,903        8
Rick D. Nydegger       9,806,067        7,903        8

     With regard to the ratification of the appointment of Weaver & Tidwell as the Company's independent auditors, the voting was as follows: For - 9,781,584; Against - 10; Abstain - 24,473.

Item 6.   Exhibits and Reports on Form 8-K

     a.   Regulation S-K Exhibits:

Exhibit No.         Description
-----------         -----------------------
     27             Financial Data Schedule

     b.   Reports on Form 8-K.

     On January 6, 1997, the Company filed a Current Report on Form 8-K that was dated as of December 31, 1996. That report contained Item 5 disclosure pertaining to the restructuring of the Company's board of directors. That report was amended on January 8, 1997.

                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             K.L.S. ENVIRO RESOURCES, INC.



Date:   May 15, 1997                         By: /s/ Raymond H. Kurzon
       --------------                        -------------------------------
                                             Raymond H. Kurzon, President/CEO



Date:   May 15, 1997                         By: /s/ Roger D. Dudley
       --------------                        -------------------------------
                                             Roger D. Dudley, Acting Chief
                                             Financial Officer