Form 10QSB
period 1997-06-30
KLS ENVIRO RESOURCES INC
filed 1997-08-14
CIK 894988

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____to____.


Commission file number 0-21998


                       K.L.S. ENVIRO RESOURCES, INC.
    (Exact name of small business issuer as specified in its charter)



              Nevada                                75-2460365
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)


               3220 North Freeway, Fort Worth, Texas  76111
           (Address of principal executive offices and zip code)

                               (817) 624-4844
             (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 11, 1997, the Registrant had outstanding 17,160,997 shares of its common stock, par value $.0001.


Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                        K.L.S. ENVIRO RESOURCES, INC.
                       INDEX TO FINANCIAL INFORMATION
                               June 30, 1997


                                                                  Page No.
                                                                  --------

Condensed Consolidated Balance Sheets as of June 30, 1997
(unaudited) and September 30, 1996 (audited)............................3

Condensed Consolidated Statements of Operations (unaudited)
for the Three and Nine Months Ended June 30, 1997 and 1996..............4

Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended June 30, 1997 and 1996............................5

Notes To Consolidated Financial Statements..............................6

Management's Discussion and Analysis of Financial
Condition and Results of Operations.....................................9

              K.L.S. Enviro Resources, Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets
       June 30, 1997 (unaudited) and September 30, 1996 (audited)

                                                                             June, 30        September 30,
                                                                               1997              1996
                                                                          --------------    --------------
                                     ASSETS
Current Assets
     Cash and cash equivalents                                            $     250,568     $     300,767
     Accounts receivable-trade, net of allowance for
       doubtful accounts of $123,402                                          1,327,920         1,050,371
     Other receivables                                                              755            13,274
     Inventory                                                                  608,316           483,938
     Prepaid expenses                                                            85,872             5,975
                                                                          --------------    --------------
        Total current assets                                                  2,273,431         1,854,325

Property, plant and equipment, net                                            6,402,968         2,604,510

Other assets
     Intangible assets, net of accumulated amortization
       $78,095 and $70,014, respectively                                        289,894            49,065
     Deposits and other                                                          20,678            20,777
                                                                          --------------    --------------
        Total other assets                                                      310,572            69,842
                                                                          --------------    --------------
Total assets                                                              $   8,986,971     $   4,528,677
                                                                          ==============    ==============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Notes payable                                                        $   1,008,387     $        -
     Notes payable-related parties                                            1,167,424         1,988,622
     Current maturities of long-term debt                                        47,887           114,219
     Accounts payable                                                           459,463           412,487
     Accounts payable-related parties                                           731,923              -
     Accrued expenses and other current liabilities                             170,633           188,628
     Deferred revenues                                                            9,943              -
                                                                          --------------    --------------
        Total current liabilities                                             3,595,660         2,703,956

Long-term Debt                                                                  251,955           270,995
                                                                          --------------    --------------
        Total liabilities                                                     3,847,615         2,974,951
                                                                          --------------    --------------
Shareholders' equity
     Preferred stock                                                                 10                10
     Common stock                                                                 1,716             1,093
     Additional paid-in capital                                               9,916,399         6,101,057
     Accumulated deficit                                                     (4,736,056)       (4,505,721)
     Foreign currency translation adjustments                                    (4,213)           (4,213)
                                                                          --------------    --------------
                                                                              5,177,856         1,592,226

     Treasury stock-common shares held in the treasury, at cost                 (38,500)          (38,500)
                                                                          --------------    --------------
        Total shareholders' equity                                            5,139,356         1,553,726
                                                                          --------------    --------------
Total liabilities and shareholders' equity                                $   8,986,971     $   4,528,677
                                                                          ==============    ==============

                                    3
  The notes to Consolidated Financial Statements are an integral part of these statements

                K.L.S. Enviro Resources, Inc. and Subsidiaries
              Condensed Consolidated Statements of Operations
        For the Three and Nine Months ended June 30, 1997 and 1996
                                  (Unaudited)

                                                                    Three months ended                Nine months ended
                                                                          June 30,                         June 30,
                                                                -----------------------------   -----------------------------
                                                                     1997           1996            1997            1996
                                                                -------------   -------------   -------------   -------------
Net sales and revenues
    Drilling and repair service revenues                        $  2,095,290    $  1,313,034    $  4,844,101    $  3,018,511
    Cost of drilling and repair services                           1,122,211         682,381       2,415,191       1,687,808
                                                                -------------   -------------   -------------   -------------
        Gross profit                                                 973,079         630,653       2,428,910       1,330,703
                                                                -------------   -------------   -------------   -------------
Operating expenses
    Salaries, wages and related costs                                186,112         208,265         479,824         459,991
    Legal and professional fees                                      177,642          63,240         452,054         186,484
    Rents                                                             16,504          11,522          50,356          46,665
    Repairs and maintenance                                           20,016           3,507          45,743          20,848
    Taxes, licenses and permits                                       14,777          20,258          38,397          46,275
    Advertising                                                        2,223           1,444           6,473           7,635
    Travel and lodging                                                23,806           8,489         108,434          70,229
    Consulting                                                        40,275          44,412         115,053          69,912
    Development costs                                                 45,693           4,733         206,233         (10,715)
    Other operating expenses                                          83,598          52,595         555,913         192,248
    Depreciation and amortization                                    182,325          98,009         394,442         237,552
                                                                -------------   -------------   -------------   -------------
        Total operating expenses                                     792,971         516,474       2,452,922       1,327,124
                                                                -------------   -------------   -------------   -------------
        Income (loss) from operations                                180,108         114,179         (24,012)          3,579

Other income (expenses)
    Interest expense                                                 (68,693)        (44,643)       (165,911)       (112,933)
    Interest and other income, net                                     1,935           3,747          40,839           9,056
    Gain on sale of investment securities                               -               -               -             99,289
    Gain on sale of assets                                             4,500           3,792           4,500          25,158
    Gain (loss) from foreign currency translation                     (1,018)         (3,530)        (13,557)          9,603
                                                                -------------   -------------   -------------   -------------
        Net other income or (expense)                                (63,276)        (40,634)       (134,129)         30,173
                                                                -------------   -------------   -------------   -------------
        Income (loss) before income taxes                            116,832          73,545        (158,141)         33,752

Income taxes                                                          49,693            -             49,693            -
                                                                -------------   -------------   -------------   -------------
        Income (loss) from continuing operations                      67,139          73,545        (207,834)         33,752

Discontinued operations:
    Loss from discontinued operations                                   -               -                            (34,511)
    Gain on sale of subsidiary                                          -               -                            379,935
                                                                -------------   -------------   -------------   -------------
        Net income (loss)                                       $     67,139    $     73,545    $   (207,834)   $    379,176
                                                                =============   =============   =============   =============
Income (loss) per weighted-average common share outstanding:
    Income (loss) from continuing operations                    $       0.00    $       0.01    $      (0.01)   $       0.00
    Income  from discontinued operations                        $       -       $       -       $       -       $       0.04
                                                                -------------   -------------   -------------   -------------
        Net income (loss)                                       $       0.00    $       0.01    $      (0.01)   $       0.04
                                                                =============   =============   =============   =============
Weighted-average number of common shares outstanding              17,007,288       9,188,795      14,809,735       9,058,188
                                                                =============   =============   =============   =============

                                      4
    The Notes to Consolidated Financial Statements are an integral part of these statements

               K.L.S. Enviro Resources, Inc. and Subsidiaries
              Condensed Consolidated Statements of Cash Flows for the Nine Months ended June 30, 1997 and 1996
                                 (Unaudited)

                                                                                Nine months ended
                                                                                      June 30,
                                                                          -------------------------------
                                                                               1997             1996
                                                                          --------------   --------------
Cash flows from operating activities
    Net income (loss)                                                     $    (207,836)   $     379,176
    Adjustments to reconcile net income (loss) to cash
      used in operating activities:
        Common stock for services                                                80,487           84,466
        Depreciation and amortization                                           394,442          237,552
        Gain on sale of investment securities                                      -             (99,289)
        Gain on disposal of equipment                                            (4,500)         (25,158)
        Gain on sale of subsidiary                                                              (379,935)
        Translation loss (gain)                                                   1,616           (9,603)
        Changes in
            Accounts and other receivables                                     (264,635)        (204,507)
            Inventory                                                          (124,379)         (13,955)
            Prepaid expenses                                                    (79,897)         (89,363)
            Other assets                                                       (248,808)          (2,448)
            Accounts payable                                                     47,072          (41,105)
            Accounts payable-related parties                                    731,923             -
            Accrued expenses                                                    (42,936)          56,099
            Deferred revenue                                                     10,274          (29,616)
                                                                          --------------   --------------
                Net cash provided by (used in) operating activities             292,823         (137,686)
                                                                          --------------   --------------
Cash flows from investing activities:
    Proceeds from sales of investment securities                                   -             328,861
    Proceeds from sale of subsidiary, net of selling costs                         -             184,042
    Proceeds from sale of equipment                                                -              20,250
    Purchases of equipment                                                   (4,180,319)        (236,484)
                                                                          --------------   --------------
                Net cash (used in) provided by investing activities          (4,180,319)         296,669
                                                                          --------------   --------------
Cash flows from financing activities:
    Net change in notes payable                                               1,008,387           52,559
    Net change in long-term debt                                                (85,373)         (99,161)
    Net change in loans from related parties                                   (551,199)          (3,495)
    Cash received from stock subscriptions and sales of common stock          3,465,478             -
                                                                          --------------   --------------
                Net cash provided by (used in) financing activities           3,837,293          (50,097)
                                                                          --------------   --------------
Effect of  exchange rate changes on cash                                              4               33
                                                                          --------------   --------------
Increase (decrease) in cash                                                     (50,199)         108,919

Cash at beginning of period                                                     300,767          174,479
                                                                          --------------   --------------
Cash at end of period                                                     $     250,568    $     283,398
                                                                          ==============   ==============

                                      5
   The Notes to Consolidated Financial Statements are an integral part of these statements.

              K.L.S. ENVIRO RESOURCES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General - The accompanying unaudited consolidated financial statements of K.L.S. Enviro Resources, Inc. and Subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and in accordance with Item 310 of Regulation S-B.
Accordingly, such unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 1996.

In the opinion of management, all adjustments, consisting of normal recurring adjustments and eliminations of material intercompany sales and purchases necessary to present fairly the financial condition, results of operations and cash flows for the Company for the interim periods presented, have been included. Operating results for the three and nine months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

Principles of Consolidation - The accompanying unaudited consolidated financial statements include all the accounts of K.L.S. Enviro Resources, Inc. and its six wholly-owned subsidiaries, Dateline Drilling, Inc., K.L.S. Co., Inc., Kel-Lite Industries, Inc., Dateline Internacional, S.A. de C. V., K.L.S. International, Inc., and Beloro, S.A. de C.V. The operations of Kel-Lite Industries, Inc. were discontinued during fiscal 1996.

Income (Loss) Per Common Share - Income (loss) per share of common stock is based on the weighted average number of shares outstanding during the three and nine months ended June 30, 1997 and 1996.

NOTE 2.   INVENTORY

                                                             June 30,        September 30,
         Major classes  of inventories are as follows:         1997              1996
                                                         ---------------   ----------------
               Consumable supplies                         $   608,316        $  483,938
               Raw materials                                      -                 -
               Finished goods                                     -                 -
                                                         ---------------   ----------------
                                                           $   608,316        $  483,938
                                                         ===============   ================

NOTE 3.   PROPERTY, PLANT AND EQUIPMENT

                                                              June 30,       September 30,
         Property, plant and equipment are as follows:          1997             1996
                                                         ---------------   ----------------
               Machinery and equipment                     $ 6,656,529        $2,763,188
               Transportation equipment                        584,522           433,514
               Building and improvements                       493,066           493,066
               Furniture and fixtures                          272,523           140,422
                                                         ---------------   ----------------
               Accumulated depreciation                    ( 1,753,672)     (  1,375,680)
                                                         ---------------   ----------------
                                                             6,252,968         2,454,510
               Land                                            150,000           150,000
                                                         ---------------   ----------------
                 Property, plant and equipment, net        $ 6,402,968        $2,604,510
                                                          ==============     ==============

NOTE 4.  NOTES PAYABLE

Note Payable - At June 30, 1997, the Company had a note payable to an unrelated party in the amount of $508,387 which bears interest at the rate of 12%. This note payable is due and payable on demand and is secured by the assets of the Company.

At June 30, 1997, the Company had a note payable to an unrelated party in the amount of $500,000 which bears interest at the rate of 18%. This note payable is due and payable on demand and is secured by the assets of the Company.

Note Payable - Related Party - As of the fiscal year ended September 30, 1996, the Company had a note payable to a shareholder, bearing interest at 12 percent, due on demand, collateralized by all assets, except real estate, in the amount of $1,673,730. On October 16, 1996, the shareholder loaned an additional $100,000 to the Company under similar terms. Payments were made by the Company to the shareholder from the proceeds of the sale of stock (see Stockholders' Equity below) on December 31, 1996, reducing the balance to $1,727,591 and on January 2, 1997, reducing the balance to $186,343. During the six months ended June 30, 1997, the shareholder loaned the Company an additional $942,140 in various transactions. At June 30, 1997, this note had a balance of $1,128,483.

As of June 30, 1997, the Company had a note payable to a shareholder in the amount of $15,000, bearing interest at prime plus 1%, due on demand, collateralized by Dateline's accounts receivable.

As of June 30, 1997, the Company had a note payable to a shareholder in the amount of $23,941, bearing interest at prime plus 1%, due on demand, collateralized by KLS Co.'s accounts receivable.

NOTE 5.  STOCKHOLDERS' EQUITY

Issuance of Stock - In December 1996, the Company sold 4,990,500 shares of restricted common stock for consideration of $0.80 per share pursuant to Regulation D of the Securities Act of 1933. In connection with this offering, in January 1997, the Company issued 100,000 shares of common stock for finder's fees.

On December 31, 1996, a shareholder purchased $270,000 of a demand note of the Company then held by an unrelated entity. Also on December 31, 1996, the shareholder exercised the conversion rights associated with such note, at an exchange rate of $0.30 per share, to acquire 900,000 shares of the Company's restricted common stock.

Stock Options and Warrants - On December 31, 1996, the Company's board of directors approved a stock option plan for directors, employees and other persons acting on behalf of the Company, under which the aggregate number of shares available for issuance is 2,230,000. The exercise price of any options granted under the plan is the closing market price of the stock on the date the options are granted. Options granted under the plan have a maximum term of ten years after the grant date.

A summary of the status of the Company's stock option plan for the nine months ended June 30, 1997 is presented below:

                                             Stock              Wt. Ave.
                                            Options         Exercise Price
                                        -------------     -----------------
  Outstanding at beginning of period        560,000            $ 0.46
       Granted                            1,050,000              3.00
       Exercised                           (125,403)              .40
       Forfeited                               -                  -
       Canceled                                -                  -
                                        -------------     -----------------
         Outstanding at end of period     1,484,597            $ 2.25
                                        =============     =================
         Exercisable at end of period     1,284,597            $ 2.14
                                        =============     =================

A summary of the status of the Company's warrants for the nine months ended June 30, 1997 is presented below:

                                                               Wt. Ave.
                                           Warrants         Exercise Price
                                        -------------     -----------------
  Outstanding at beginning of period      6,725,000            $  .40
       Granted                                 -                  -
       Exercised                            125,000               .40
       Forfeited                               -                  -
       Canceled                                -                  -
                                        -------------     -----------------
         Outstanding at end of period     6,600,000            $  .40
                                        =============     =================

NOTE 6.  INCOME TAXES

At June 30, 1997, deferred tax assets were approximately $2,130,000 and deferred tax liabilities were approximately $65,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance for all net deferred tax assets of approximately $2,065,000. The net change in the valuation allowance was approximately $616,000 for the nine months ended June 30, 1997.

The Company has available at June 31, 1997, net operating tax loss carryforwards of approximately $4,300,000, some of which has been used to reduce the Company's deferred income taxes payable. These carryforwards expire beginning in 2008 except for $427,209 of the loss which expires beginning in 2004.

NOTE 7.  RELATED PARTY

Fees totaling approximately $33,990 for the nine months ended June 30, 1997 were paid to a shareholder for advisory and accounting services performed and lease of office space.

The Company has a consulting agreement with a shareholder of the Company to provide management advice. The agreement has a three year term and requires monthly payments of approximately $2,000. Total payments for the nine months ended June 30, 1997 approximated $18,000.

The Company has a $50,000 per month consulting agreement with an entity affiliated with certain shareholders, directors and officers of the Company to provide the Company with management and advisory services over a 5 year period beginning October 1, 1996. No payments have been made under this agreement during the nine months ended June 30, 1997.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

KLS Enviro Resources, Inc., Dateline Drilling, Inc. ("Dateline") and Dateline Internacional S.A. De C.V. engaged in a dispute with a former customer over a contract entered into between Dateline and the former customer. An arbitration in Wyoming and a lawsuit in Texas have been filed. The arbitration is inactive and the Company is vigorously contesting the claims of the former customer asserted in the lawsuit. The ultimate outcome of this dispute cannot be predicted and no provision for liability has been made in the accompanying consolidated financial statements. A receivable from the former customer in the amount of $123,000 has not been paid pending resolution of the dispute and an allowance of $123,000 has been provided in the accompanying financial statements. The legal costs of this litigation have been expensed as incurred.

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations.

Results Of Operations

Three Months Ended June 30, 1997 Compared With Three Months Ended June 30,
1996

     The Company's net income for the three months ended June 30, 1997 was $67,139 compared to net income of $73,545 for the three months ended June
30, 1996.   Although revenues increased significantly during the period ending June 30, 1997, so did total expenses, resulting in a slight decrease in net income of $6,406, as compared to the period ending June 30, 1996.

     Total revenues from continuing operations for the three months ended June 30, 1997 were $2,095,290, an increase of $782,256 or approximately 60 percent, over the three months ended June 30, 1996. The increase in revenues is primarily attributable to an increase in drilling and hydraulic services in the United States of $776,901 and $61,304, respectively. Drilling services revenues in Mexico increased $33,832, from $887,744 to $921,576. The Company has increased its drilling fleet from nine rigs to fourteen rigs during fiscal 1997. This expansion contributed to the increase in revenues for the three months ended June 30, 1997 over the three months ended June 30, 1996.

      During the period ending June 30, 1997, direct costs of drilling and repair services were $1,122,211, an increase of $439,830 over the comparable period of the prior year. This is an increase of approximately
1.5 percent when compared as a percentage of revenue over the comparable period of fiscal 1996. Total operating expenses were $792,971, an increase of $276,497 over the comparable period of the prior year. The increase in operating expenses was due primarily to increased development costs, legal
fees and other operating expenses.   Total operating expenses were
approximately 38 and 39 percent, respectively, for the three months ended June 30, 1997 and 1996.

     Development expenditures are expensed as incurred and are comprised of costs associated with the Company's efforts to develop new international markets and other revenue sources for its drilling operations.
Development expenses were $45,693 and $4,733 for the three months ending June 30, 1997 and 1996, respectively.

          Net other expense increased $22,642 for the three months ended June 30, 1997 over the comparable period of the prior year. Of this amount, interest expense increased $24,050 and interest and other income decreased $1,812. Gains from the sale of assets decreased $708 and the Company recorded a loss from foreign currency translation of $1,018 and $3,530 for the three months ended June 30, 1997 and 1996, respectively.

Financial Condition

     At June 30, 1997, the Company's current liabilities exceeded its current assets by $1,322,229 as compared with current liabilities exceeding current assets by $849,631 at September 30, 1996. The current ratio of assets to liabilities was .63 at June 30, 1997 as compared with .69 at September 30, 1996. Current assets increased by $419,106 to $2,273,431 from September 30, 1996 to June 30, 1997. Current liabilities increased by $891,704 during the same period. The decrease in working capital over this period is primarily attributable to increases in notes payable for the purchase of new equipment. The Company is pursuing plans to replace short-term notes with long-term financing.

     Total assets were $8,986,971 at June 30, 1997 as compared to $4,528,677 at September 30, 1996. The increase of $4,458,294 is due to an increase in net fixed assets of approximately $3,800,000, consisting primarily of additions to the drill rig fleet and supporting equipment.

     For the three months ended June 30, 1997, the Company had a positive cash flow from operations. The Company anticipates increases in revenues and cash flow from operations due to its recently expanded fleet of drill rigs. Two drill rigs with support equipment were purchased and placed into service in March, 1997. Two rigs were constructed in-house and another rig was purchased and placed into service during the three months ended June 30,

1997. This expansion increases the Company's fleet of drill rigs to fourteen. As the Company continues to expand, it endeavors to maintain a positive cash flow from operations, although there can be no assurance that the Company will achieve a positive cash flow from operations. The Company also is increasing its efforts to acquire mining properties, and it will continue to require additional sources of funds in order to pursue precious metals exploration and development and expand its drilling and repair services. Such funding may come from debt or the sale of the Company's equity securities, but there can be no assurance that the Company will obtain the funds needed to supplement any shortfall in its cash flow as and when needed or on terms that will be satisfactory to the Company.

     In January 1997, and April 1997, the Company granted options to acquire an aggregate of 1,000,000 and 50,000 shares of the Company's common stock to certain officers and directors of the Company. These options are exercisable for a period of ten years at prices ranging from $2.88 to $3.06 per share, which represented the fair value of the underlying common stock on the date of grant. None of these options have been exercised and there were no other sales of unregistered securities by the Company during the quarter. The grant of these options was made without registration under the Securities Act of 1933, as amended, in reliance upon exemptions under
Section 4(2) and other provisions of such Act, including rules and regulations promulgated thereunder relative to sales of securities not involving a public offering.

Forward-looking Statements and Certain Risk Factors

     Statements which are not historical facts contained in this report are forward-looking statements. Section 27A of the Securities Act of 1933, as amended, provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions that a variety of factors could cause the Company's actual results to differ materially from anticipated results or other expectations expressed in this report. The forward-looking statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations involve a number of risks and uncertainties that could cause actual results to differ from projected or anticipated results. Some of the risks and uncertainties are set forth below. In addition, the risk factors discussed in Part I, Item 1 ("Business") and in the "Management's Discussion and Analysis of Operations" (Item 6) of the Company's annual report on Form 10-KSB for the fiscal year ending September 30, 1996 may also affect actual operating results, as could the following:

General Operations Risks

     The Company has experienced and expects to continue to experience significant fluctuations in its results of operations. Factors that affect the Company's results of operations or that could cause actual results to differ materially include, among others, the Company's ability to successfully bid on new contracts, its ability to perform under the terms of drilling contracts on a timely basis, its access to suitable used or new equipment to fulfill contract obligations, the ability to hire and retain skilled and properly trained employees, industry conditions and world demand for precious metals, as well as prices for such metals, the results of financing efforts and financial market conditions and other factors discussed in the Form 10-KSB mentioned above and the additional factors discussed below. Such factors are beyond the control of the Company and there can be no assurance that the Company's results and financial condition will not be adversely affected by such factors.

Foreign Operations Risks

     The Company recently has expanded much of its operations to meet increased demand for its services both in the United States and abroad. There are numerous risks associated with conducting business in foreign countries. The distance from corporate headquarters and the often remote locations of drilling and mining sites in these foreign countries exacerbates the difficulties referred to above. In addition, problems associated with possible political risks, instability of local governments, safety of personnel and equipment, the lack of spare parts or adequate service assistance, the need for skilled labor and supervision, lack of infrastructure and accessability to sources of power and other supplies necessary for operations, high inflation and currency fluctuations which may erode profitability levels, and the difficulty of obtaining and enforcing judgments in foreign courts and under foreign legal systems that differ substantially from the U.S., all add to the risk of foreign operations.

Dependence on Precious Metals Mining Industry

     The Company's operations are largely dependent upon the levels of activity in precious metals exploration and development drilling. Such activity levels are affected by trends in the precious metals industry and precious metals prices. Historically, prices for precious metals have been volatile and are subject to wide fluctuations in response to changes in the supply of and demand for precious metals, market uncertainty, the performance of certain major mining companies and a variety of political, economic and other factors beyond the control of the Company. The Company cannot predict future price movements with any certainty. Any prolonged reduction in precious metals prices, however, will depress the level of exploration, development and production activity and result in a corresponding decline in the demand for the Company's services and, therefore, have a material adverse effect on the Company's revenues and profitability.

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

Risk of Potential Conflicts of Interest

     Three of the nine members of the Company's board of directors are also indirect owners of and control a significant shareholder of the Company and a corporation providing management and strategic planning services to the Company. In addition, these three persons and two other members of the board of directors sit together on the board of directors of another public company in an unrelated industry. The CFO of the Company is also the CFO of the other public company. Such associations and relationships may give rise to conflicts of interest from time to time. If any such conflict does arise, the policy of the Company, consistent with
Section 78.140 of the Nevada Revised Statutes, requires that the director who has a conflict will disclose the same to a meeting of the directors of the Company and will abstain from voting for or against approval of any
matter in which such director may have a conflict.   Notwithstanding the
adoption of such a policy, there can be no assurance that all possible conflicts of interest will be identified and appropriately resolved.

     As a result of the foregoing and other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis which would materially and adversely affect the Company's business, financial condition and results of operation.

                        PART II - OTHER INFORMATION

Item 2.  Changes in Securities

     c. Unregistered sales of equity securities during quarter (other than in reliance on Regulation S).

     Recent Sales of Unregistered Securities. During the quarterly period ended June 30, 1997, the Company issued equity securities that were not registered under the Securities Act of 1933, as amended (the "Act"), other than unregistered sales in reliance on Regulation S under the Act, as follows:

     On April 11, 1997, the Company issued 12,500 shares of common stock to a director upon the exercise of previously granted options. The consideration received by the Company upon the exercise of such warrants was $5,000. The Company issued such shares without registration under the Act in reliance on Section 3(b) and 4(2) of the Act. Such shares of common stock were issued as restricted securities and the certificates representing such shares were stamped with a restrictive legend to prevent any resale without registration under the Act or compliance with an exemption.

     On May 12, 1997, the Company issued 85,000 shares of common stock to an individual upon the exercise of a previously granted warrant. The consideration received by the Company upon the exercise of such options was
$44,000.   The Company issued such shares without registration under the
Act in reliance on Section 3(b) and 4(2) of the Act. Such shares of common stock were issued as restricted securities and the certificates representing such shares were stamped with a restrictive legend to prevent any resale without registration under the Act or compliance with an exemption.

     On May 27, 1997, the Company issued 40,000 shares of common stock to an individual upon the exercise of a previously granted warrant. The consideration received by the Company upon the exercise of such options was $6,000. The Company issued such shares without registration under the Act in reliance on Section 3(b) and 4(2) of the Act. Such shares of common stock were issued as restricted securities and the certificates representing such shares were stamped with a restrictive legend to prevent any resale without registration under the Act or compliance with an exemption.

     On June 19, 1997, the Company issued 100,000 shares of common stock to a director upon the exercise of previously granted options. The Company retired an additional 12,903 of this individual's previously granted options as consideration for the exercise of the 100,000 shares of common stock. The Company issued such shares without registration under the Act in reliance on Section 4(2) of the Act. Such shares of common stock were issued as restricted securities and the certificates representing such shares were stamped with a restrictive legend to prevent any resale without registration under the Act or compliance with an exemption.

     On April 29,  1997 the Company granted options to purchase 50,000
shares of common stock to an employee.   All of such options were issued
under the Company's 1997 Stock Incentive Plan without registration under the Act in reliance on Sections 3(b) and 4(2) of the Act and the rules and regulations promulgated thereunder. The exercise price of such options is $3.06, which was the closing market price on the date of grant.

     On July 7,  1997 the Company granted options to purchase 50,000
shares of common stock to an employee.   All of such options were issued
under the Company's 1997 Stock Incentive Plan without registration under the Act in reliance on Sections 3(b) and 4(2) of the Act and the rules and regulations promulgated thereunder. The exercise price of such options is $2.81, which was the closing market price on the date of grant.

Item 6.  Exhibits Required by Item 601 of Regulation S-B

     (a)  Exhibits Required by Item 601 of Regulation S-B

      Exhibit No.      Description
      ----------       --------------
          27           Financial Data Schedule

                           SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    K.L.S. ENVIRO RESOURCES, INC.



Date:   August 14, 1997             By: /s/ Raymond H. Kurzon
                                    ----------------------------------
                                    Raymond H. Kurzon, President/CEO



Date:   August 14, 1997             By: /s/ Douglas L. Rex
                                    ----------------------------------
                                    Douglas L. Rex, Chief Financial Officer