Form 10KSB
period 1997-09-30
KLS ENVIRO RESOURCES INC
filed 1998-01-14
CIK 894988

                    U.S.  Securities and Exchange Commission
                            Washington, D.C.   20549

                                  FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended September 30, 1997

[_] Transition report under section 13 or 15(d)of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from __________________ to ___________________

Commission File Number 0-24152

                         K.L.S. ENVIRO RESOURCES, INC.
                 (Name of small business issuer in its charter)

        Nevada                                             75-2460365
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

        5500 East Loop 820 South, Suite 100, Fort Worth, Texas     76119
            (Address of principal executive offices)             (Zip Code)

                   Issuer's telephone number: (817) 624-4844

Securities to be registered under Section 12(b) of the Exchange Act:

  Title of each class                Name of each exchange on which registered
----------------------               -----------------------------------------
  None                                                  None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.0001 per share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes    X       No
      ----        ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $6,237,334.

The aggregate market value of the voting stock held by non-affiliates computed based on the average of the closing bid and asked prices of such stock as of December 29, 1997 was approximately $6,407,779.

The number of shares outstanding of the Company's Common Stock, par value $.0001 per share, as of December 29, 1997 was 17,170,997 shares.

Documents incorporated by reference.  None.

Transitional Small Business Disclosure Format (check one): Yes    ;     No  X
                                                               ---         ----

                                     PART I

ITEM 1:   DESCRIPTION OF BUSINESS

Overview

     K.L.S. Enviro Resources, Inc. (sometimes referred to in this report as "KLS") was incorporated under the laws of the state of Nevada under the name "KLS Gold Mining Company" on January 15, 1993. The corporate name was changed to K.L.S. Enviro Resources, Inc. on September 10, 1993. As used in this report, the term "Company" refers collectively to KLS and its wholly owned subsidiaries: KLS Co., Inc. ("KLS Co.") a Nevada corporation; Dateline Drilling, Inc. ("Dateline") a Montana corporation; Dateline Internacional, S.A. de C.V. ("DIMSA"), a corporation formed under the laws of Mexico; KLS Environmental, Inc., a Nevada corporation ("KLSEI"); KLS International, Inc., a Nevada corporation ("KLSII"); Beloro, S.A. de C.V. ("Beloro"), a corporation formed under the laws of Mexico; and KLS Tanzania Ltd. ("KLST"), an entity formed under the laws of Tanzania.

     The Company's principal executive offices are located at 5500 East Loop 820 South, Suite 100, Fort Worth, Texas 76119. Its telephone number is (817) 624-4844.

Description of Business

     The Company is a highly specialized provider of dual tube reverse circulation drilling services. The principal service rendered by the Company is mineral exploration drilling, as well as geotechnical and water-related drilling. The Company provides its services through its subsidiaries to local and multinational mining companies in Mexico and the United States. Mineral exploration drilling involves both exploratory and definition drilling in soil and rock formations to obtain physical core and rock chip samples, primarily for evaluation by geologists. In general, exploratory drilling is necessary to confirm the existence of a mineral deposit as well as to determine whether there is sufficient mineralization to justify development of a mine. Definition drilling is performed at an existing mine site to identify the location and extent of its reserves.

     The Company believes that its competitive edge lies in its ability to provide mining companies with state of the art equipment, experienced operating personnel and knowledge of the diverse geographic regions in which it operates. Management believes that having the ability to mobilize a vast array of diversified drilling and support equipment, including track mounted rotary drills and buggy mounted rotary drills, offers the Company's clients greater flexibility to complement projects with the most technologically advanced exploration drills.

     Drilling Operations.  The drilling operations of the Company include
     -------------------
definition drilling and exploration drilling. The Company specializes as a contractor of drilling services to the hard rock mining industry, using a reverse circulation drilling process. Operations are based primarily in the United States and Mexico. In addition the Company has investigated potential opportunities in Africa, although it has no operations there at this time. The Company's drill rigs are track mounted, mobile, and compact, and their use does not result in any significant adverse environmental impact. Because of their mobility, track mounting, compact size, and capability of drilling to 1,500 feet in most environments, these rigs can be positioned and operated in relatively difficult terrain without requiring the construction of special roads often required for heavier equipment. Based on its experience in the industry, management believes that these attributes provide competitive advantages by avoiding certain expenses for building roads and minimizing adverse environmental impact.

     The Company submits written bids for drilling projects and negotiates written contracts with mining company customers prior to commencement of any drilling project. Typically, the Company's customers pay the Company an up-front mobilization fee for moving the rig to the drill site. During drilling operations, the driller, or supervisor, is responsible for maintaining drilling
logs.   Invoices for services rendered by the Company usually are submitted for payment on a weekly basis. Given the intensely competitive market for its contract drilling services, the Company emphasizes timely completion of its projects, meticulous maintenance of its equipment and retention of experienced employees.

     In 1993, as governments in the United States and Canada raised taxes and introduced more stringent mining regulations, many mining companies sought opportunities to shift their mining efforts to South and Central America and Mexico, where the regulatory regimes are more conducive to mining activities. Improved political stability in these markets also made expansion there more attractive to North American mining companies. Changes in Mexican laws regarding foreign ownership prompted an increase in the number of foreign-owned mining concessions in that country. Privatization of mineral lands conducive to low levels of mineral extraction activity and the Mexican government's practice of granting economic incentives has also encouraged expansion of foreign company interests in Mexico. Increased levels of mining activity in Mexico by the Company's clients has resulted in greater demand for and a larger percentage of the Company's services to be provided there.

     As of September 30, 1997, the Company had 14 fully-supported drill rigs in use in the Western U.S. (including Alaska), and in Mexico.

     Specialty Design and Manufacture, Hydraulic Repair Services.  KLS Co.
     -----------------------------------------------------------
designs and manufactures drill rigs for internal use by the Company. In addition, KLS Co. offers replacement parts and repair services for an array of hydraulic equipment utilized in logging, mining and construction. The Company is the exclusive authorized dealer and repair center for Denison Hydraulics of Cleveland, Ohio for the state of Montana. KLS Co. also offers specialty manufacturing services, including pump installation and modification, with an emphasis on hydraulic systems.

Industry Overview and Competitive Position of the Company

     The Company estimates the market for drilling services to be in excess of $4.0 billion, with the majority of that business being conducted in Latin America and Africa. Currently the Company operates in the Western States of the U.S. (including Alaska) and Mexico. During fiscal year 1997, the Company also formed a wholly owned subsidiary in Tanzania to investigate opportunities for
drilling services in Africa.   The Company estimates that these markets account
for more than 50 percent of the total world-wide drilling market.

     Customers for the Company's drilling services include many precious and base metal mining companies in North, Central and South America. In recent years, as many as 150 or more mining companies have opened or significantly expanded mining operations in Mexico, in large part in response to that country's loosening of foreign investment restrictions. There are several large companies with whom the Company competes for drilling contracts. The basis of competition is usually price, service and timeliness. With respect to service and speed, the Company believes it is able to compete effectively. The Company believes that there is little effective competition in Mexico for the reverse circulation drilling capability possessed by the Company and that U.S.-based companies are the principal competitors of the Company for drilling services contracts in Mexico.

     Much of the drilling work performed by the Company is in remote, mountainous areas. With track mounted, compact, highly mobile drilling equipment, the Company believes it can perform drilling work in these remote areas more easily and efficiently than other companies that do not have such equipment. Some of the Company's drill rigs are specially designed to minimize both adverse impact on the environment and the need for construction or improvement of roads to access remote mining sites. The rigs can be used in soft-soil conditions with less damage to the environment than equipment used by the Company's competitors. These factors appear to give the Company a competitive advantage.

     The ability of the Company to match specific drill site conditions with the complimentary drill rig also enables the Company to provide services with limited site preparation requirements and less expense and time spent on preparation of access roads or restoring environmental damage.

Domestic/Foreign Revenues

     During the fiscal years ended September 30, 1997 and 1996, the Company engaged in operations in the United States and Mexico. The Company expects to increase its foreign activity in the future to take advantage of higher margins in foreign contracts. The following table sets forth the revenues from all domestic and foreign sources of the Company for those years:


                                      Fiscal Year Ending  Fiscal Year Ending
                                      September 30, 1997  September 30, 1996
                                      ------------------  ------------------
From Domestic Sources
   Continuing Operations              $3,342,597          $1,742,318
   Discontinued Operations                     -             374,233
From Foreign Sources
   Continuing Operations               2,894,737           2,682,374
                                      ----------          ----------

TOTALS                                $6,237,334          $4,798,925
                                      ==========          ==========

Discontinued Operations

     During the fiscal year ended September 30, 1996, the Company sold Kel-Lite which was formed in 1994 to acquire the business of a defunct company and to manufacture flashlights. The Company is no longer pursuing the flashlight manufacturing business.

     In September 1994, the Company formed KLSII as a holding company to pursue precious metals production operations in Mexico. KLSII has no operations presently. KLS also owns Beloro, a corporation formed in 1994 under the laws of Mexico to pursue gold production and development in a joint venture with an
unrelated entity.   In February 1996, Beloro withdrew from the joint venture.
Beloro has no operations presently. The Company has no current plans for explorations of precious metals and owns no claims or properties at this time.

Competition

     Drilling Operations.  The customers for the Company's drilling operations
     -------------------
include large and mid-size mining companies in North, Central and South America engaged in drilling for precious, base and industrial metals. Marketing of the Company's drilling services is done through direct mail, mining convention attendance and direct personal contacts. There are several large companies with whom the Company competes for drilling contracts. The basis of competition is usually price, service and timeliness. With respect to service and speed, the Company believes it is able to compete effectively, based on its understanding of the industry, and its competition's business practices, as well as limitations of its competition's equipment. The Company has observed that there is little effective competition in Mexico for the reverse circulation drilling capability possessed by the Company and that U.S.-based companies are the principal competitors to the Company for drilling contracts in Mexico. Many of the Company's competitors possess greater financial resources, larger work forces, and more highly developed marketing programs than the Company. The Company believes that it has a reputation for quality which allows it to compete effectively even against these larger competitors. A number of smaller companies also compete with the Company for drilling contracts.

     Much of the drilling work performed by the Company is in remote, mountainous areas. With its track and buggy-mounted, compact, and highly mobile drilling equipment, the Company can perform drilling work in these remote areas more easily and efficiently than companies that do not have such equipment.
Some of the Company's drill rigs are specially designed to minimize both adverse impact on the environment and the need for construction or improvement of roads to access remote and sensitive mining sites. The Company's rigs can be used in soft-soil conditions with less damage to the environment than equipment used by its competitors. Based upon drilling contracts awarded to the Company, and the circumstances under which they were awarded, the Company believes these capabilities give the Company a competitive advantage when bidding for contracts that require drilling in remote, mountainous or unstable locations, although no assurance can be given that the Company will be able to continue to exploit this perceived advantage in a profitable manner.

     Specialty Manufacturing and Hydraulic Services.  The primary markets for
     ----------------------------------------------
the Company's specialty manufacturing and hydraulic repair services consist of logging, mining, and construction companies in the Missoula, Montana area. These services are marketed through direct contact, attendance at industry conventions, and direct mail. There are several companies with which the Company competes for hydraulic sales and repair services. However, only one of those companies has significantly greater financial resources than the Company.

Equipment

     Drilling Equipment.  The Company owns 14 functional drill rigs, 11 of which
     ------------------
were either designed and manufactured for Dateline by KLS Co. or substantially redesigned and remanufactured by KLS Co. The drill rigs are highly mobile and compact and are able to access remote areas with relatively low environmental impact. The Company employs the reverse circulation method of drilling in its drilling operations. This method of drilling entails directing the drilling medium (air or mud) through the annulus (the space between the drill pipe and the drill pipe cover) causing the cuttings to come to the surface through the center of the drill pipe. In conventional drilling, the air or mud is forced down the interior of the drill pipe and the cuttings come to the surface through the annulus. The cuttings derived from the reverse circulation method are cleaner, less damaged and easier to analyze and/or assay. Additionally, to the extent the Company's drilling methods are utilized in lieu of core drilling, they offer a significantly less costly alternative for the customer. The Company believes that the combination of greater mobility, compactness and comparatively low environmental impact is a competitive advantage, despite the fact that the rigs are not able to drill to the depth of larger drills.

     The Company uses four primary drill rig designs to access hard to reach terrain without causing significant environmental damage. The Company also has a full compliment of drilling and associated support equipment, including support vehicles, drill pipe, tools and replacement parts. In addition to its superior rigs, the Company supports a redundancy policy to ensure that if an important piece of equipment breaks down it can quickly be replaced or repaired. The primary drill rig designs are the Large Track Drills, Small Track Drills, Rubber Tire Rigs and Nodwell Rigs:

     Large Track Drills  These rigs have hydraulically designed leveling decks to provide safe working environments on steep or severe slopes.

     Small Track Drills  These are exploration rigs offering mobility to work at difficult to reach sites and operate there safely. The flexibility designed into this type of rig allows the drill unit to operate independent of the large, towed air package.

     Rubber Tire Rigs    These are rigs built on Foremost articulated carriers.
                         The large terra tires used on these rigs provide the advantage of traveling at reasonable speeds to mine sites or between drill holes. The large, high flotation tires also provide variable low ground pressure which minimizes the amount of damage to the terrain.

     Nodwell Rigs        These rigs were developed for use in Alaska and similar
                         environments. They utilize the reverse circulation drilling components of the Large Track Drills adapted to a specialized off-road transport system with wide flexible tracks, allowing the drill to access sites in soft terrain conditions.

     The Company's KLS Co. subsidiary designs and manufactures drill rigs and parts for use by other operating units of the Company, including replacement parts and repair services for an array of hydraulic equipment used in logging, mining and construction. The specialty services provided by KLS Co. also result in cost-savings to the Company. For example, the purchase of a newly manufactured reverse circulation rig costs approximately $780,000. KLS Co. can construct a comparable rig with similar features and drilling capacity for approximately $480,000, a savings of approximately 40%.

     Other Equipment.  The Company also owns equipment needed in its manufacture
     ---------------
and repair operations, including metal lathes, drill presses, welding equipment, hoists, and other equipment. The Company maintains approximately 35 support vehicles, primarily trucks, which are used in its drilling and other operations. The Company owns office equipment and machines, including a computer system, telephone and facsimile equipment, furniture and supplies sufficient for its operations.

Principal Customers

     During fiscal year 1997, the Company provided exploration and definition drilling services for 25 different entities at 46 sites. Principal customers of the Company include Cambior Exploration, Hecla Mining Company, Cameco Inc., Cyprus Metals Exploration, Newmont Exploration Limited, and Placer Dome US Inc. The customers of the Company are primarily gold and precious metal producers and the services of the Company are provided under contract. Contracts can vary in duration from several days to several months and may cover multiple locations for the same customer.

     The Company is the exclusive service representative and dealer of the Denison Hydraulics Company of Cleveland, Ohio for the state of Montana. Under its arrangement with Denison Hydraulics, the Company services Denison Hydraulics products used primarily by logging interests in the state of Montana.

Reliance on Major Customers

     During the fiscal years ended September 30, 1996 and 1997, no customer of the Company accounted for more than 10 percent of the Company's revenues from continuing operations.

Employees

     As of September 30, 1997, the Company employed a total of 67 full-time employees and 2 part-time employees. From time to time the Company employs outside consultants as needed. The Company believes that it will be able to attract qualified personnel to fill any job openings. None of the Company's employees is a member of a union, and neither the Company nor any subsidiary has experienced a work stoppage.

     In December 1996, the Company entered into a management contract with Studdert Companies Corp. ("SCC"), a Utah corporation owned and controlled by Stephen M. Studdert, Thomas A. Murdock and Roger D. Dudley each of whom is a director and, through SMD, L.L.C. ("SMD"), is also a substantial shareholder of the Company. Under the management agreement, SCC is paid a monthly management fee of $50,000 in cash or in shares of stock of the Company. SCC provides investment banking, investor relations, financial management and strategic planning services for the Company. The management agreement is for a term of five years. If the fee is paid in shares of stock, by agreement of the Company and SCC, the number of shares of Common Stock issuable is determined with reference to the average trading price of the Company's Common Stock during the month for which the services were provided in consideration for such fee. The agreement also provides for reimbursement of expenses incurred by SCC in connection with services rendered to the Company. All fees accrued through September 30, 1997 have been converted to a long term note. See, "Certain Relationships."

Seasonality

     Although historically the drilling business of the Company was subject to seasonal trends, the Company has been successful in reducing the adverse effects of seasonal weather-related conditions that had previously reduced its operating revenue in winter months. The Company has obtained new agreements and placed new drill rigs in operation in Mexico, and has been successful with its newest equipment to perform year-round drilling in Alaska. These changes have diminished the historic seasonal trends.

Risk Factors

     The Private Securities Litigation Reform Act of 1995 provides a "Safe Harbor" for forward-looking statements. Certain information included in this Report contains statements that are forward-looking, such as statements relating to capital spending, financing sources and the effects of regulation. When used in this Report, the terms "intends," "believes," "expects," "anticipates," "projects," "plans," and "estimates" and similar terms having like meaning are intended to identify forward-looking statements of management or the Company. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by the Company in this Report. These risks and uncertainties include, but are not limited to, those relating to the market price of metals, production rates, production costs, the availability of financing, the ability to obtain and maintain required permits, development and construction activities and dependence on existing management. The Company cautions readers not to place undue reliance on any such forward-looking statements and such statements speak only as of the date made.

     In addition to the other cautionary information in this Report, readers should consider the following risk factors which could cause operating results of the Company to vary or be adversely affected:

     Recent Net Losses - The Company had significant net operating losses in fiscal years 1994, 1995, 1996 and 1997. The Company had a net loss for the year ended September 30, 1997 or $1,423,126. Approximately $730,000 of the 1997 loss is attributable to the one-time settlement of litigation. As a result, the Company had an accumulated deficit of approximately $5,958,847 at September 30, 1997. Although the Company has experienced revenue growth and net operating income in recent months, there can be no assurance that such growth will continue, that net losses will not be incurred in future operating periods, or that the Company will become profitable in the foreseeable future, if at all.

     Need for Additional Funding; Possible Substantial Dilution - The Company has operated with negative cash flow for several fiscal years and has substantial accumulated operating deficits. In order to increase revenues, the Company requires additional funding that will enable it to expand its operations. The Company may seek such funding through the offer and sale of its equity and debt securities. There can be no assurance that the Company will be successful in obtaining such financing or that it will be available to the Company on terms and at rates that are favorable to the Company. In any event, if such funding is available to the Company, the sale of the Company's securities will likely result in immediate and substantial dilution to existing shareholders. The Company believes its current rig fleet will provide profitable operations if the market for drilling services remains at current levels, although there can be no assurance that the demand for the Company's services will continue at current levels.

     Volatility of the Special Metals Market - The profitability of the Company's operations can be significantly and adversely affected by changes in the market price of gold and other precious metals and base and industrial metals. The market price of gold has fluctuated widely and is affected by numerous factors beyond the Company's control, including international economic trends, currency exchange fluctuations, expectations for inflation, speculative activities, consumption patterns (such as purchases of gold jewelry, the development of gold coin programs, and trends in manufacturing industries that use gold as a raw material, such as the computer electronics and medical equipment markets), purchases and sales of gold bullion, holdings by central banks and other large gold bullion holders or dealers, global or regional political events, particularly in major gold producing countries such as South Africa and some of the countries that formerly comprised the Soviet Union and the success or failure of other businesses in the precious metals industry.
Gold market prices are also affected by worldwide production levels which have increased in recent years. The aggregate effect of these factors, all of which are beyond the Company's control, is impossible for the Company to predict. In addition, the market price of gold has, on occasion, been subject to rapid short-term changes because of market speculation. If the price for precious metals such as gold is below the Company's customers' cash production costs and remains below such level for any sustained period, the Company's customers could experience losses and could determine that it is not economically feasible to continue to engage the Company for performance of its operations and services, or to continue to develop some or all of their projects. The adverse effects of volatility of gold prices and other factors described above on the operations of the Company are partially off-set by the Company's drilling services relating to base and industrial metals which do not necessarily follow the same cycles as gold and precious metals.

     Control by Significant Shareholders and Officers and Directors - SMD, a significant shareholder of the Company that is controlled and indirectly owned by certain directors of the Company, owns 2,125,796 shares (or approximately 12.4%) of the issued and outstanding Common Stock of the Company. In addition, SMD has the right to convert certain shares of Preferred Stock into 500,000 shares of Common Stock and owns presently exercisable warrants to purchase an additional 6,377,500 shares of Common Stock. If the preferred shares were converted and the warrants exercised at this time, SMD would own approximately 37.5% of the total issued and outstanding shares of Common Stock of the Company. Officers and directors of the Company presently own or have the right to acquire an aggregate of 12,511,535 shares, or approximately 50.7% (assuming full exercise of all options, warrants and conversion rights held by these individuals) of the Company's issued and outstanding Common Stock. Three of the Company's directors are also the managers and indirect owners of SMD and constitute three of the four members of the Company's Executive Committee. The management agreement between the Company and SCC, the continued ownership of a significant number of shares, the rights to purchase additional shares of Common Stock and the board positions held by the SMD managers will perpetuate and increase their ability to influence corporate policy and management. Furthermore, the exercise of the warrants and other conversion rights held by these officers and directors would likely be made at a time when the Company could obtain equity financing at more favorable rates to the Company and, regardless of when made, would likely have an immediate, substantial dilutive effect on the persons holding stock in the Company, including the purchasers of the Shares.

     Potential Conflicts of Interest - Three of the nine members of the Company's Board of Directors indirectly own and control a significant shareholder of the Company (SMD), and own and control indirectly a corporation providing management and strategic planning services for the Company (SCC). See, "Certain Relationships." Such associations and relationships may give rise to conflicts of interest. If any such conflict does arise, the policy of the Company, consistent with Section 78.140 of the Nevada Revised Statutes, requires that the director who has a conflict will disclose the same to a meeting of the directors of the Company and will abstain from voting for or against approval of any matter in which such director may have a conflict. Notwithstanding the adoption of the Company's conflict of interest policy, there can be no assurance that all potential conflicts of interest will be identified and appropriately resolved.

     General Operations Risks - The Company has experienced and expects to continue to experience significant fluctuations in its results of operations. Factors that affect the Company's results of operations or that could cause actual results to differ materially include, among others, the Company's ability to successfully bid on new contracts, its ability to perform under contracts on a timely basis, its access to suitable used or new equipment to fulfill contract obligations, the ability to hire and retain skilled and properly trained employees, industry conditions and world demand for precious metals, as well as prices for such metals, the results of financing efforts and financial market conditions and other factors mentioned above and the additional factors discussed below.

     Dependence on Precious Metals Mining Industry - Although the Company has the capability to drill for base and industrial metals, the Company's current operations are largely focused on the level of activity in precious metals exploration and definition drilling. The levels of activity in the precious metals mining industry are affected by trends in the precious metals industry and precious metals prices. Historically, prices for precious metals have been volatile and are subject to wide fluctuations in response to changes in the supply of and demand for precious metals, market uncertainty and a variety of political, economic and other factors beyond the control of the Company. The Company cannot predict future price movements with any certainty. Any prolonged reduction in precious metals prices, however, will depress the level of exploration, development and production activity and result in a corresponding decline in the demand for the Company's services and, therefore, have a material
adverse effect on the Company's revenues and profitability.   Although the
Company believes it can effectively shift its operations to drilling more base and industrial metals, if demand for its services to precious metal drilling declines, no assurance can be given that the Company will be able to successfully win contracts for base and industrial metal drilling.

     Competition - The contract drilling industry is a highly competitive and cyclical business characterized by high capital and maintenance costs. Although conditions in recent years in the precious metals mining industry have precipitated consolidation of drilling industry participants, the Company believes the competition for drilling contracts will continue to be intense for the foreseeable future because of contractors' ability to move rigs from areas of low activity and day rates to areas of greater activity and relatively higher rates. In addition, there are a number of inactive rigs that are being reactivated and upgraded, and additional rigs that could be reactivated and upgraded, and new rigs that could be constructed, to meet any increase in demand for drill rigs in any given market. Such movement, reactivation, new construction or a decrease in drilling activity in any major market could depress rates and could adversely affect utilization of the Company's rigs even in an environment of strong precious metals prices. Many of the Company's principal competitors are substantially larger, have substantially greater resources and have spent considerably larger sums of capital than the Company for equipment, including drill rigs, development and operations. These factors may enable those competitors to better withstand industry downturns, compete on the basis of price, build new or more efficient rigs or acquire existing rigs that become available for purchase.

     Dependence on Trained Personnel - The Company relies on the services of trained technicians and skilled workers in many aspects of its operations. As its operations expand, the Company will be required to seek, hire and retain persons with the requisite expertise and experience to meet the Company's needs. The cost of training and retaining such personnel may decrease operating margins and affect profitability. Although the Company believes that it will be able to attract qualified personnel, there can be no assurance that qualified personnel are readily available at costs that make it feasible for the Company to retain them. In addition, the Company may experience delays in its expansion efforts as new or current personnel are trained to perform at a level needed by the Company.

     Government Regulation and Environmental Matters - The Company's domestic and foreign operations in general are subject to substantial government regulation including federal, provincial, state and/or local laws concerning, but not limited to, such factors as safety, land use and environmental protection. Specifically, the Company must comply with local, state, provincial and/or federal requirements regarding exploration and drilling operations, public safety, employee health and safety, air quality, water pollution, noxious odor, noise and dust control, reclamation, solid waste, hazardous waste and wildlife protection as well as laws protecting the rights of other property owners and the public. Although the Company is aware of no respect in which it is not in substantial compliance with such regulations, laws and requirements, failure to comply could have a material adverse effect on the Company including substantial penalties, fees and expenses and could result in significant delays in the Company's operations or a potential shutdown of some or all of its operations. The Company also must obtain and comply with local, state, provincial and federal permits, including waste discharge requirements, other environmental permits, use permits, plans of operation and other authorizations. Obtaining these permits can be very costly and take significant amounts of time.

     Risks Associated with Providing Services to Mining Operations, Insurance Coverage and Uninsured Losses - The Company's activities are subject to all the risks and hazards commonly associated with mining operations in that its primary customers are mining companies. These risks include, but are not limited to, unusual or unforeseen geological formations, flooding, cave-ins, environmental concerns, personal injury, changes in technology or mining techniques, and delays or periodic interruptions in operations due to inclement weather. The Company has insurance covering personal injury, workers' compensation and damage to property and equipment, although in view of recent trends in damage awards in personal injury lawsuits, such insurance may be insufficient to satisfy large losses or judgments against the Company. Furthermore, certain types of insurance coverage (generally against losses caused by natural disasters and acts of God) are either unattainable or prohibitively expensive. Substantial damage awards against the Company or substantial damages not covered by insurance will affect the Company's ability to continue as a going concern.

     Foreign Operations Risks Generally - The Company conducts operations in Mexico to meet increased demand for its services there. The Company intends to expand operations into other parts of the world, including drilling opportunities in Africa, because the Company believes it can earn substantially higher margins in certain regions. There are numerous risks associated with conducting business in foreign countries. The distance from corporate headquarters and the often remote locations of drilling and mining sites in these foreign countries exacerbates the difficulties discussed above. In addition, problems associated with possible political risks, instability of local governments, safety of personnel and equipment, the lack of spare parts or adequate service assistance, the lack of skilled labor and supervision, the lack of infrastructure and accessability to sources of power and other supplies necessary for operations, tariff restrictions, currency control regulations, competing or conflicting manufacturing and production standards, governmental approvals, licensing and permit requirements and procedures, high inflation and currency fluctuations which may erode profitability levels, and the difficulty of obtaining and enforcing judgments in foreign courts and under foreign legal systems that differ substantially from the U.S., all add to the risk of foreign
operations.   There can be no assurance that the Company can effectively manage each applicable risk.

     Exchange Rate Risk - Contracts for drilling services are generally denominated in and provide for payment with U.S. dollars even for foreign operations. However, the Company's operations in Mexico, and its anticipated operations in other countries, render the Company subject to foreign currency fluctuations which may materially affect its financial condition and results for contracts denominated and paid in local currency. The Company does not presently engage in any currency hedging or other transactions to offset any risk of fluctuations in foreign currency exchange rates, inflation or interest rates. Accounting records of the Company's Mexican subsidiaries, however, are maintained in Mexican pesos. The financial statements of the Company which include those of its Mexican subsidiaries have been prepared in accordance with GAAP and are stated in U.S. dollars. At all times the functional currency of the Company is the U.S. dollar because the majority of its revenues, costs, property and equipment purchased and debt and trade liabilities are measured in U.S. dollars. To minimize the risk of currency fluctuations and consequent devaluation, the Company lists its fees for services in U.S. dollars, calculates its customers' billing statements and invoices in U.S. dollars, and requests payment in U.S. dollars (to the extent permitted by local law) or in local currency based on the free market exchange rate on the date of payment. The Company also maintains both dollar and peso bank accounts for receiving deposits and making disbursements locally. See "Additional Risks Related to Mexico," below.

     Additional Risks Related to Mexico - Economic, Political and Social Conditions. The Company has several subsidiaries incorporated in Mexico and a significant amount of its drilling operations are conducted in Mexico, although many of the Company's customers in Mexico are headquartered outside Mexico, mostly in the United States and Canada. Because of the location of its drilling operations, the Company may be affected by economic, political and social conditions in Mexico. For example, the Company's financial condition and results of operations or the market price of its Common Stock could be adversely affected if the current policies of the Mexican government encouraging foreign investment and foreign trade are reversed. Changes in policies by the U.S., Mexican or other governments resulting in, among other things, increased duties, higher taxation, currency conversion limitations, limitations on imports or exports or the expropriation of private enterprises could have a material adverse effect on the Company's results of operations. Furthermore, Mexico has experienced political, economic and social uncertainty resulting from the assassination of political leaders, government scandals, and peasant uprisings in certain states. In recent years, Mexico has experienced an economic crisis characterized by exchange rate instability and devaluation, increased inflation, high domestic interest rates, negative economic growth, reduced consumer purchasing power and high unemployment. Under its current leadership, the Mexican government has been pursuing economic reform policies, including the encouragement of foreign trade and investment and an exchange rate policy of free market flotation. No assurance can be given however that the Mexican government will continue to pursue such policies, that such policies will be successful if pursued or that such policies will not be significantly altered from time to time.

     Exchange Rates; Inflation - While the Company transacts business generally in U.S. dollars and its revenues are collected to the extent possible in U.S. dollars, a portion of the Company's costs and expenses are not denominated in U.S. dollars; substantially all of such non-U.S. dollar costs and expenses to date are denominated in Mexico's New Pesos ("NP"). As a result, changes in the relationship of the U.S. dollar to the NP could affect the Company's cost of goods sold, operating expenses and operating margins. The devaluation of the NP during late 1994 and early 1995 reduced the U.S. dollar cost of the Company's NP expenses, but also had a negative impact on its NP revenues. In addition, inflation in the NP could affect the Company's cost of goods sold and operating margins. Mexican inflation, as measured by the NCPI, the Mexican government's consumer price index, was 27.7% in 1997. Inflation in Mexico may ultimately increase the cost of goods and services purchased in Mexico with the NP and lead to higher wages and salaries for the Company's employees in that country. Such increases may adversely affect the Company's operating margins in the future. The impact of future exchange rate fluctuations and inflation on the Company's results of operations cannot be accurately predicted. The Mexican government is also attempting to boost the economy by providing tax incentives for new business investments, and utilizing wage and price controls to contain inflation. As part of these policies, the Mexican government has committed to retaining a free flotation system for the NP in international currency markets. However, the impact of these policies on the Company or the Mexican economy cannot be accurately predicted. See "Management's Discussion and Analysis or Plan of Operation" and "Exchange Rates."

     Potential Depressive Effect of Sales of Shares by Present Stockholders - A substantial number of shares of the Company's Common Stock currently issued and outstanding are "restricted securities" as that term is defined by Rule 144 under the Securities Act of 1933, as amended. The Company believes that a significant portion of such restricted securities presently are or in the immediate future will be available for resale under Rule 144. Sales of substantial amounts of Common Stock pursuant to Rule 144 or otherwise into the public market could adversely affect the market price for the Company's securities.

     No Dividends - The Company has never declared or paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company has accrued cumulative dividends payable on its Preferred Stock. No payments were made in 1997 and no payments will be made until such time as the Company achieves profitable operations.

     Risk of Dilution by Future Issuance of Shares - The Company may use its securities, including shares of its Common Stock or its Preferred Stock, to finance acquisitions or to obtain additional capital for continued operations. In addition, the Company has granted warrants and options to acquire a significant number of shares of Common Stock of the Company at prices which are currently substantially less than the prices quoted for the Company's securities in the OTC market. See "Certain Transactions." The existence of these rights and the issuance by the Company of its equity securities, including Common Stock or securities convertible into Common Stock, in any such transaction will result in immediate and possibly substantial dilution to the existing stockholders of the Company.

     Effect of Certain Anti-Takeover Provisions - Nevada's "Combination with Interested Stockholders Statute" and its "Control Share Acquisition Statute" may have the effect in the future of delaying or making it more difficult to effect a change in control of the Company. These statutory antitakeover measures may have certain negative consequences, including an effect on the ability of the stockholders of the Company or other individuals to (i) change the composition of the incumbent Board of Directors of the Company; (ii) benefit from certain transactions which are opposed by the incumbent Board of Directors; and (iii) make a tender offer or attempt to gain control of the Company, even if such attempt were beneficial to the Company and its shareholders. Since such measures may also discourage the accumulations of large blocks of the Company's Common Stock by purchasers whose objective is to seek control of the Company or have such Common Stock repurchased by the Company or other persons at a premium, these measures could also depress the market price of the Company's Common Stock. Accordingly, shareholders of the Company may be deprived of certain opportunities to realize the "control premium" associated with takeover attempts.

ITEM 2:   DESCRIPTION OF PROPERTY

Properties

     Drill Rig Manufacturing and Maintenance Facilities. The Company owns an industrial tract of land constituting approximately 3.11 acres, located at 3560 North Grant Creek Road, Missoula, Montana. The Company's KLS Co. and Dateline operations are generally conducted from that property. Located on the property in Missoula are: (i) a single-story building of frame construction containing approximately 3,600 square feet of office space, (ii) a single-story cold-storage facility containing approximately 5,000 square feet, which subsequently was converted to an inventory and equipment storage facility, (iii) a steel building containing approximately 5,000 square feet, which houses the manufacturing and repair activities, and (iv) a 7,500 square foot building which is used by KLS Co. in its specialty manufacturing and hydraulic systems repair activities.

     Corporate Office. The Company's corporate offices were relocated in October 1997 to 5500 East Loop 820 South, Suite 100, Fort Worth, Texas 76119 and consist of approximately 714 square feet of rented office space which supports two employees. The Company leases this property from an unaffiliated third party under a written lease at a monthly rental of $650.00. The term of the lease runs through August 31, 2000.

     The Company believes that the facilities and properties described above are sufficient for its immediate needs and for the next twelve months. In addition to these properties, the Company from time to time may acquire interests in mining properties.

ITEM 3:   LEGAL PROCEEDINGS

     As of September 30, 1997, the Company was involved in the following legal proceedings:

     PanAmerican Mineral Services, Inc. v. KLS Enviro Resources, Inc. et al.
     -----------------------------------------------------------------------
(the "Texas Litigation"). This action was filed in the State District Court in Dallas, Texas. In 1991, before KLS acquired any interest in Dateline and before current management was associated with KLS and Dateline, a contract was entered into between Dateline and Pan American Mineral Services, Inc. ("Pan American"). A dispute arose under the contract which resulted in the Texas Litigation and a related arbitration in Wyoming (the "Wyoming Litigation"). The entire matter, including both the Texas Litigation and the Wyoming Litigation, has been settled. To avoid the substantial expense of ongoing litigation, Dateline has agreed, with a guarantee of payment and performance by KLS, to pay $325,000 in installments to Pan American. Dateline secured its promise to pay the settlement sum to Pan American by granting Pan American a security interest in one drilling rig. After the end of KLS's fiscal year, Dateline paid $140,000 to Pan American. An additional $90,000 is due on May 1, 1998 with a final installment of $95,000 due on November 1, 1998. As part of the settlement, all parties released any claims which they had against all other parties.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended September 30, 1997.


                                    PART II

ITEM 5:   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Information.  Trading in the Common Stock of the Company commenced
     ------------------
over the counter in January 1994. The Common Stock of the Company is traded on the OTC Electronic Bulletin Board under the symbol "KLSE." The range of high and low bid quotations for each quarterly period since the Company's Common Stock began trading in January 1994, as reported by the OTC Electronic Bulletin Board, is as follows:


Fiscal Quarter Ended    High    Low
----------------------  -----  ------

March 31, 1994          $1.88   $1.13
June 30, 1994           $1.88   $1.13
September 30, 1994      $1.75   $1.13

December 31, 1994       $2.50   $2.25
March 31, 1995          $1.31   $1.31
June 30, 1995           $0.62   $0.50
September 30, 1995      $0.38   $0.37

December 31, 1995       $0.28   $0.25
March 30, 1996          $0.33   $0.30
June 30, 1996           $0.55   $0.50
September 30, 1996      $1.13   $1.00

December 31, 1996       $3.00   $1.13
March 31, 1997          $4.13   $3.88
June 30, 1997           $4.13   $2.75
September 30, 1997      $2.13   $0.88


     On December 29, 1997, the last reported bid/low and ask/high prices for the Common Stock were respectively $0.56 and $0.69 per share.

     The above quotations reflect inter-dealer prices, without retail mark-up, retail mark-down or commission, and may not represent actual transactions.

     Holders.   On December 29, 1997, there were 17,170,997 shares of Common
     -------
Stock issued and outstanding and the approximate number of record holders of the Company's Common Stock as of such date was 1,181.

     Dividends.  The Company has never declared or paid any cash dividends on
     ---------
its Common shares and does not anticipate paying cash dividends in the foreseeable future. The Company has accrued cumulative dividends payable on its Preferred Stock. No payments were made in 1997 and no payments will be made until such time as the Company achieves profitable operations.

ITEM 6:   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-KSB.

GENERAL

     The Company believes that in the future its results of operations could be impacted by factors such as the results of the Company's expansion of its drilling fleet, increased competitive pressures, changes in the market price of base metals, and adverse changes in general economic conditions in any of the countries in which the Company conducts or is able to conduct business. Due to the factors noted above and elsewhere in this Report, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and shareholders should not use historical trends to anticipate results or trends in future periods. Any shortfall in revenues, earnings or greater than projected losses from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of the Company's Common Stock in any given period. Additionally, the Company may not learn of such shortfalls or increased losses until late in a fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's Common Stock.

Fiscal Year Ended September 30, 1997 Compared With Fiscal Year Ended September 30, 1996

Results of Operations

     The Company had a net loss for the year ended September 30, 1997 of $1,423,126 compared to a net loss of $919,813 for the year ended September 30, 1996. Although revenues increased significantly during the year ended September 30, 1997, so did total expenses, resulting in an increase in net loss of $503,313, as compared to the year ended September 30, 1996. Approximately $730,000 of the 1997 loss is attributable to the settlement of litigation that will not be repetitive. Had the litigation and settlement costs not accrued, the net loss for fiscal year 1997 would have been $693,126 a decrease of approximately $227,000 in comparison with the previous year.

     Total revenues from continuing operations for the year ended September 30,1997 were $6,237,334, an increase of $1,812,641 or approximately 41 percent, over the year ended September 30, 1996. The increase in revenues is primarily attributable to increases in drilling and hydraulic services revenues in the United States of $1,579,178 and $21,100, respectively. Drilling services revenues from operations in the United States increased from $969,963 in fiscal year 1996 to $2,549,115 in fiscal year 1997. Similarly, drilling services revenues from operations in Mexico increased $212,363, from $2,682,374 to $2,894,737 in fiscal year 1997. The Company enlarged its drilling fleet from nine rigs to fourteen rigs during fiscal year 1997. This expansion contributed to the increase in revenues for the year ended September 30, 1997 over the year ended September 30, 1996. As a result of this expansion, the Company anticipates additional increased revenues in fiscal year 1998.

     During the year ended September 30, 1997, direct costs of drilling and repair services were $3,405,233, an increase of $957,390 over the prior year. As a percentage of revenue, this represents a decrease of approximately one percent when compared as a percentage of revenue to fiscal year 1996. This decrease in direct costs as a percentage of revenue is attributable to the use of new and upgraded equipment which required less repair and maintenance.

     Total operating expenses in fiscal year 1997 were $4,015,310, an increase of $2,155,618 over the prior year. The increase in operating expenses was due primarily to litigation expenses of approximately $730,000 in connection with a lawsuit and its settlement, management fees in the amount of $600,000 and increases in depreciation from $339,086 in 1996 to $607,328 in 1997 due to increases in equipment. The Company does not anticipate litigation expenses to be a material factor in fiscal year 1998. The Company also recorded increases in development costs from $4,203 in 1996 to $247,432 in 1997 as a result of the Company's increased efforts to develop new international markets and other revenue sources for its drilling operations. The Company anticipates spending somewhat less for development costs during fiscal 1998. Total operating expenses were approximately 64 and 42 percent of total revenues, respectively, for the years ended September 30, 1997 and 1996.

     The Company recorded a net loss from operations of $1,183,209 for the year ended September 30, 1997 and a net income of $117,158 for the year ended September 30, 1996. Although revenues increased $1,812,641 and direct cost of services decreased 1%, net loss from operations increased $1,402,226. This increase is attributable to increases in litigation and settlement fees, management fees, depreciation and amortization and development costs as described above.

     Net other expense decreased $1,300,367 for the year ended September 30, 1997 over fiscal year 1996. This decrease is primarily attributable to two events in fiscal 1996 which did not recur in fiscal 1997; (i) a $348,750 loss on a contract settlement and (ii) a non-cash financing cost in the amount of $1,024,322 recorded in connection with the issuance of a warrant to purchase 6,600,000 shares of the Company's Common Stock during the year ended September 30,1996, that did not reoccur in fiscal year 1997. In addition, in fiscal 1997 interest expense decreased $52,133 and interest and other income increased $38,465. Gains from the sale of assets and investment securities decreased $119,947 and the Company recorded a loss from foreign currency translations of $35,893 and $9,544 for the years ended September 30, 1997 and 1996, respectively. The Company recorded a gain from discontinued operations in the amount of $345,424 for the year ended September 30, 1996. The subsidiary responsible for this gain was sold in fiscal year 1996, therefore, there will be no future revenues received or expenses incurred by the Company as a result of the operations of that subsidiary. There were no discontinued operations in the year ended September 30, 1997.

Liquidity and Capital Resources

     At September 30, 1997, the Company's current assets exceeded its current liabilities by $427,891 as compared with current liabilities exceeding current assets by $849,631 at September 30, 1996. The current ratio of assets to liabilities was 1.21 at September 30, 1997 as compared with .69 at September 30, 1996. Current assets increased by $572,929 to $2,427,254 from September 30, 1996 to September 30, 1997. Current liabilities decreased by $704,593 during the same period. The increase in working capital over this period is due primarily to the Company refinancing some of its short-term notes to long-term financing.

     Total assets were $8,728,611 at September 30, 1997 as compared to $4,528,677 at September 30, 1996. The increase of $4,199,934 is due in part to an increase in net fixed assets of approximately $3,600,000, consisting primarily of additions to the drill rig fleet and supporting equipment.

     For the year ended September 30, 1997, the Company had a negative cash flow from operations. The Company anticipates increases in revenues and cash flow from operations due to its recently expanded fleet of drill rigs. Three drill rigs with support equipment were purchased and an additional two rigs were constructed in-house and placed into service during the year ended September 30, 1997. The expansion increases the Company's fleet of drill rigs to fourteen. As the Company continues to expand, it endeavors to achieve a positive cash flow from operations, although there can be no assurance that the Company will be successful in achieving that objective. Additional funding may come from debt or the sale of the Company's equity securities, but there can be no assurance that the Company will obtain the funds needed to supplement any shortfall in its cash flow as and when needed or on terms that will be satisfactory to the Company.

     During the year ended September 30, 1997, the Company received net cash proceeds of $3,410,477 from the issuance of 4,990,000 shares of the Company's Common Stock through a private placement. In connection with this offering the Company issued 100,000 shares of Common Stock as a finders fee. The Company also issued 12,000 shares of its Common Stock for services and issued 237,500 shares upon the exercise of stock options and warrants for net cash proceeds of $89,000. On December 31, 1996, a shareholder exercised conversion rights associated with a note, at an exchange rate of $0.30 per share, to acquire 900,000 shares of the Company's Common Stock.

     During the year ended September 30, 1997, the Company granted options to acquire an aggregate of 1,325,000 shares of the Company's Common Stock to certain officers, directors and employees of the Company under a plan approved by its directors and shareholders. These options vest at various times through March 25, 1998, and are exercisable for a period of ten years at prices ranging from $0.88 to $3.06 per share, which represented the estimated market value of the underlying Common Stock on the date of grant. None of these options have been exercised. The grant of these options was made without registration under the Securities Act of 1933, as amended, in reliance upon exemptions under
Section 4(2) and other provisions of such Act, including rules and regulations promulgated thereunder relative to sales of securities not involving a public offering.

Foreign Currency Risks and Inflation

     The Company has operations in Mexico and anticipates commencing operations in other foreign countries. Such operations involve risks associated with foreign currency fluctuations which may materially affect the Company's financial condition and results for contracts denominated or expenses paid in local currencies. The Company does not presently engage in any currency hedging or other transactions to offset any risk of fluctuations in foreign currency exchange rates, inflation or interest rates. Contracts for drilling services are generally denominated in and provide for payment with U.S. dollars. Accounting records of the Company's Mexican subsidiaries, however, are maintained in Mexican pesos. The financial statements of the Company which include those of its Mexican subsidiaries have been prepared in accordance with GAAP and are stated in U.S. dollars. At all times the functional currency of the Company is the U.S. dollar because the majority of its revenues, costs, property and equipment purchased and debt and trade liabilities are measured in U.S. dollars. To minimize the risk of currency fluctuations and consequent devaluation, the Company lists its fees for services in U.S. dollars, calculates its customers' billing statements and invoices in U.S. dollars, and requests payment in U.S. dollars (to the extent permitted by local law) or in local currency based on the free market exchange rate on the date of payment. The Company also maintains both dollar and peso bank accounts for receiving deposits and making disbursements locally. Excess funds are maintained in the dollar bank account for as long as possible. When needed for disbursing locally, funds are transferred from the dollar to the peso bank account. This practice minimizes the monetary assets held in functional currencies which remain exposed to the risk of exchange rate fluctuations.

     Since December 1994, Mexico has experienced an economic crisis characterized by exchange rate instability and devaluation, increased inflation, high domestic interest rates, negative economic growth, reduced consumer purchasing power and high unemployment. Under its current leadership, the Mexican government has been pursuing economic reform policies, including the encouragement of foreign trade and investment and an exchange rate policy of free market flotation. After devaluation occurred in 1994 and 1995, the Mexican economy was considered highly inflationary and the Company has since included all currency gains and losses in the earnings statement. As a result of these accounting policies, as of September 30, 1994, the Company was required to record $4,213 in translation loss in stockholders' equity, and currency transaction losses of $10,357 reduced earnings. In fiscal year 1997, currency losses decreased by $35,893. These losses have been largely immaterial because of the Company's practice of pricing its foreign drilling contracts in U.S. dollars, invoicing and collecting (to the extent possible) each week or as frequently as possible, to reduce the risks of currency fluctuation. On the other hand, certain operating expenses in foreign countries (including wages, fuel and supplies) are not adjusted upward immediately in response to inflation, which may result in a savings to the Company.

Exchange Rates

     From late 1982 until November 11, 1991, Mexico maintained a dual foreign exchange rate system, consisting of a "controlled" exchange rate and a "free" exchange rate. The controlled rate applied to specified transactions and the free exchange rate applied to all other transactions. Mexico repealed its exchange control rules effective November 11, 1991 and now has a free market for foreign exchange.

     Since May 1995, the Mexican government has attempted to maintain a free-floating exchange rate regime. The NP was highly volatile throughout 1995, and fluctuated between NPs 5.27 and NPs 8.14 per U.S. dollar. During 1996, however, the exchange of the NPs against the U.S. dollar performed in a more stable manner, depreciating approximately 1.7 percent. As of September 30, 1997, the rate of exchange was approximately NPs 7.77 to the dollar. There can be no assurance that the Mexican government will maintain its current policies with regard to the NP or that the NP will not further depreciate significantly in the future.

     During fiscal year 1997, the Company investigated the possibility of rendering drilling services and pursuing exploration opportunities in The Ivory Coast and Tanzania. No operations have been commenced in those countries to date. The economies of these and other African countries have been depressed for many years and these two countries are among the poorest in the world, notwithstanding that they may have abundant natural resources. Both Tanzania and The Ivory Coast have experienced high inflation and fluctuations in currency valuation. If and when the Company commences operations in these countries, its operations will be subject to risks, including those associated with currency valuations and high inflation and political instability. See "Risk Factors."

Forward-looking Statements

     The forward-looking statements contained in this Management's Discussion and Analysis or Plan of Operation and involve a number of risks and uncertainties. Some of the factors that could cause actual results to differ materially are set forth elsewhere in this Report and should be considered in any evaluation of the Company or its business prospects.

ITEM 7:   FINANCIAL STATEMENTS

     The Consolidated Financial Statements that constitute Item 7 are attached at the end of this Annual Report on Form 10-KSB. An index to those Consolidated Financial Statements also is included in Item 13(a).

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On September 22, 1997, the Board of Directors approved the appointment of and the Company engaged KPMG Peat Marwick, Certified Public Accountants, as the Company's independent accountant to replace Weaver & Tidwell, LLP. The reports of Weaver & Tidwell, LLP on financial statements of the Company for fiscal years 1995 and 1996 contained no adverse opinion or disclaimer of opinion, and were not qualified as to uncertainty, audit scope, or accounting principles. There have been no disagreements with Weaver & Tidwell, LLP on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure. Prior to its appointment by the Company, KPMG Peat Marwick had not been consulted by the Company regarding any matter. The Company filed a current report on Form 8-K on September 26, 1997 to report the change of auditors.

                                   PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

     The following table sets forth the executive officers and directors of the Company and a significant employee of the Company:


               Name              Age  Position
          ---------------------  ---  ---------------------------
          Raymond H. Kurzon       49  President and Director
          Charles E. Nuanez       40  Vice President and Director
          Douglas L. Rex          52  Chief Financial Officer
          Stephen M. Studdert     49  Director, Chairman
          Wyman Au                58  Director
          Philip B. Smith         62  Director
          Thomas A. Murdock       53  Director
          Roger D. Dudley         45  Director
          Joseph Verner Reed      61  Director
          Rick D. Nydegger        49  Director
          Adam Taylor             59  Chief Metallurgist

Raymond H. Kurzon has been President and a director of the Company since its formation in 1993.  Prior to joining the Company, Mr. Kurzon was assistant
     to the president of Gateway Mining Company, a Nevada corporation.   His
     nearly 30-year career includes various executive and management positions in both the restaurant and mining industries.

Charles E. Nuanez has been Vice President and a director of the Company since
     January 1993. From 1980 through June 1990, Mr. Nuanez was employed by Pacific Silver Corp. and Silver King Mines Inc. as mine superintendent and mine manager at different locations. From June 1990 to September 1991, Mr. Nuanez was employed by Alta Gold Co. as General Manager of certain mining prospects and, from October 1991 to March 1993, as manager of Alta's Nevada operations. Since October 1991, Mr. Nuanez has been employed by Dateline, a subsidiary of the company, in various capacities. He currently serves as its President.

Douglas L. Rex has served as the Chief Financial Officer of the Company since
     June 1997. For the past seven years Mr. Rex has been President of Tebbs & Smith P.C., a business consulting, tax planning, accounting and auditing firm. Mr. Rex is a member of the American Institute of Certified Public Accountants (AICPA), the AICPA Tax Committee and the Utah Association of Certified Public Accountants (UACPA). Mr. Rex is also the Chief Financial Officer of fonix corporation ("fonix") a company with a class of securities registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Stephen M. Studdert has been a Director and Chairman of the Board of the Company since December 1996. Mr. Studdert was a founder of fonix and has been its Chairman since June 1994, and its Chief Executive Officer since May 1996. Since 1992, Mr. Studdert has been Chairman of SCC, an international investment management company that is indirectly owned and controlled by three individuals who each are directors of the Company and that provides certain management services to the Company. He is also a principal of SMD, a significant shareholder of the Company. Mr. Studdert was a White House advisor to U.S. Presidents Bush, Reagan and Ford. Mr.

     Studdert has served as a member of the President's Export Council and the Foreign Trade Practices Subcommittee, and he is a director and former chairman of the Federal Home Loan Bank of Seattle.

Wyman Au has been a director of the Company since November 1993. For more than 30 years, Mr. Au has been employed as a meteorologist by the National Weather Service in Honolulu, Hawaii. Mr. Au currently is a director (Vice Chairman) of the Honolulu Federal Employees Credit Union, a director and secretary of the Hawaii Credit Union League, and a national director of the Credit Union National Association.

Philip B. Smith has been a director of the Company since February 1995.  Mr.
     Smith served as the managing director of Prudential Securities in its merchant bank from 1986 until 1988. Mr. Smith is a founding general partner of Lawrence Venture Associates, a venture capital limited partnership based in New York, New York, where Mr. Smith has served as general partner from 1984 to the present time. Mr. Smith is presently managing general partner of The Private Equity Partnership based in New York, New York, which was formed in 1988. He is also vice chairman of Spencer Trask, Inc. in New York, New York, and is a special limited partner and founder of Utech Venture Capital Fund located in Washington, D.C. Mr. Smith also serves on the Board of Directors of Movie Gallery Inc., American Family Restaurants, StarPress Inc., Digital Video Inc., AstroSciences, Inc., and several private companies. In addition, Mr. Smith previously has worked with Citibank where he founded Citicorp Venture Capital for which he served as president and Chief Executive Officer, and he served as executive vice president and group executive of the Worldwide Corporate Group at Irving Trust Company. Mr. Smith received a BSE in Chemical Engineering from Princeton University and a Masters of Business Administration from the Harvard Business School and is an adjunct professor at Columbia Business School.

Thomas A. Murdock has been a director of the Company since July 1996. He is the President, Chief Operating Officer and Director of fonix, where he was a founder and has served as an executive officer and member of the Board of Directors since June 1994. Mr. Murdock also has served as President of SCC since 1992 and Assistant to the Chairman and Director of Synergetics, Inc., a research company located in Utah that formerly has provided research and development services in connection with automatic computer voice recognition and related technologies now owned by fonix. For much of his career, Mr. Murdock has been a commercial banker and a senior corporate executive with significant international emphasis and experience. Mr. Murdock is a manager and owner of SMD.

Roger D. Dudley has been a director of the Company since December 31, 1996.  He is Executive Vice President and Director of fonix since June 1994. Mr. Dudley is also executive vice president of SCC, a position he has held since 1993. After several years at IBM in marketing and sales, he began his career in the investment banking and asset management industry. He has extensive experience in real estate asset management and in project development. He also serves as executive vice president of an international
     investment fund, and has managed assets in excess of $200 million.   Mr.
     Dudley is also an indirect owner of SMD.

Joseph Verner Reed has been a director of the Company since December 1996. He is President of the Secretariat and Under Secretary General of the United Nations. Following a career in the finance industry as a senior advisor to the Chairman of Chase Manhattan Bank, Ambassador Reed received several senior Presidential appointments in the United States diplomatic service, including that of United States Ambassador to Morocco, United States Ambassador to the United Nations, and Chief of Protocol of the United States. He has extensive corporate experience, including serving as a director of fonix corporation since June 1994. Ambassador Reed holds honorary doctorates from several universities.

Rick D. Nydegger became a director of the Company on December 31, 1996.  Mr.
     Nydegger is a patent and trademark attorney. Mr. Nydegger was a founder and, during the past five years, has been a shareholder and director of the law firm Workman, Nydegger & Seeley in Salt Lake City, Utah, a firm specializing in patent, trademark, copyright, trade secret, unfair competition, licensing and intellectual property matters. Mr. Nydegger received his law degree from the J. Reuben Clark Law School (cum laude, 1974) in Provo, Utah. He has published numerous articles in trade journals and law reviews on the subject of computer law and intellectual property. Mr. Nydegger is registered to practice before the U.S. Patent and Trademark Office and has been admitted to practice before the U.S. Court of Appeals in the Federal Circuit and the Fifth and Tenth Circuits, as well as the U.S. Supreme Court. Mr. Nydegger has been a member of the fonix Board of Directors since December 1996.

     In addition to the previously named directors and executive officers, the Company expects the following individual to make significant contributions to the Company's business:

     Adam Taylor has been Chief Metallurgist of the Company since January 1993. For more than the past 30 years and since he joined the Company, Mr. Taylor has worked in metallurgy, principally in the processing of base and precious metals, environmentally sound mining practices, and the design of equipment and systems for the remediation of contaminated soil and water. From 1990 to 1993, Mr. Taylor served as project manager of La Teko Resources, Inc., where he directed the planning, control and remediation of hazardous waste at a mining property in Fairbanks, Alaska, work for which he received a commendation from the Alaska Department of Environmental Conservation. From 1987 to 1990, Mr. Taylor served as Chief Metallurgist of Coral Gold Resources Corporation where he directed mining projects and developed systems to optimize metals recovery and minimize environmental impact. Before 1987, Mr. Taylor held positions with various mining companies, one of which included the management of the processing department of a 3.5 million-ton-per-year silver/gold mine.

     The Board of Directors has an Executive Committee comprising Messrs. Kurzon, Studdert, Murdock and Dudley. Mr. Kurzon, President and CEO of the Company, is also the Chairman of the Executive Committee. Under the bylaws of the Company (Article V, Section 5.1), the Executive Committee has the authority to exercise all powers of the Board of Directors of the Company except the power to declare dividends, issue stock, recommend to shareholders any matter requiring shareholder approval, change the membership of the Executive Committee, fill vacancies on the committee or discharge any committee member. The Executive Committee is appointed by the Board of Directors to facilitate company management between regularly scheduled and special meetings of the full Board. There are no written employment agreements with any of the executive officers of the Company. There are no compensatory plans or arrangements which result or will result from the resignation, retirement, or other termination of an executive officer's employment with the Company and its subsidiaries or from a change in control of the Company or a change in an executive officer's responsibilities following a change in control.

     The Board also has an Audit Committee and a Compensation Committee. The Audit Committee is chaired by Mr. Dudley, with Mr. Smith and Mr. Au serving as additional members of the committee. The Compensation Committee is chaired by Ambassador Reed and includes Mr. Nuanez and Mr. Murdock.

     No family relationships exist between or among any of the Company's officers and directors.

     Messrs. Studdert, Murdock and Dudley, each a director of the Company, are executive officers, directors and owners of SCC, a corporation that provides
management and investment services to the Company.   See "Certain
Relationships."

     Directors of the Company hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and duly qualified.

     Notwithstanding that certain of the board members are also directors of fonix, there is no present relationship, contractual or otherwise between the Company and fonix and no relationship is intended or expected to develop in the future. In 1996, fonix made a series of short-term loans to the Company totaling approximately $2,300,000 dollars. All those loans have been repaid and the Company is not indebted to fonix at this time. It is not anticipated that there will be any further transactions between the two corporations in the future. (See "Certain Relationships.")

     The Company owes SMD a total of approximately $1,417,651 at December 23, 1997, for sums previously lent by SMD to the Company. (See "Certain Relationships" for a discussion of these related transactions and for disclosure of potential conflicts of interest created by these relationships.)

Board of Director Compensation

     On December 31, 1996, the Board of Directors approved the material terms of a Director's and Employee's Stock Option Plan (the "1997 Plan"). Directors of the Company participate in the 1997 Plan as discussed below under "Executive Compensation -- 1997 Stock Option and Incentive Plan."

     During fiscal year 1997, the Company had no standard arrangement pursuant to which directors of the Company were compensated for any services as a director or for committee participation or special assignments performed in the capacity of director of the Company. Options to acquire shares of the Company's Common Stock were granted to certain members of the Board of Directors during fiscal year 1997. See "1997 Stock Option and Incentive Plan."

     During fiscal year 1997, the Board of Directors held 4 regular meetings and took action one time by unanimous consent resolution. No director attended fewer than 75% of these meetings.

               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by regulation of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms furnished to the Company during the fiscal year ended September 30, 1997 and representations made by certain persons subject to this obligation that such filings were not required to be made, the Company believes that all of the reports required to be filed by these individuals and persons under Section 16(a) were filed in a timely manner.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth certain information with respect to the compensation of the Chief Executive Officer and the only executive officer of the Company and its subsidiaries who earned $100,000 or more during the three most recent fiscal years of the Company (the "Named Officers"), ending September 30, 1997, 1996 and 1995 and the amounts earned:

                           Summary Compensation Table

                                            Annual Compensation
                                      --------------------------------
                                                                            Long-term
Name and                                                  Other Annual      Compensation Awards  All other
Principal                             Salary     Bonus    Compensation      Of Stock Options     Compensation
Position                        Year  ($)        ($)      ($)               (#)                  ($)
-------------------------       ----  --------   ------   ------------      -------------------  ------------
Raymond H. Kurzon
CEO/President                   1997  $ 90,000   $    0     $        0      200,000              $1,000(2)
                                1996    90,000        0         83,375(1)         0               1,000
                                1995    60,000        0              0            0                   0

Charles E. Nuanez
Vice President                  1997    98,576      948              0      100,000(4)                0
                                1996   100,075    1,500          1,875(3)    50,000(5)                0
                                1995    96,402        0              0            0                   0

-------------------

     (1) Represents a bonus paid as 225,000 restricted shares of Common Stock of the Company valued at $.375 per share, granted April 18, 1996.

     (2) Represents fair market value of employees' personal use of Company-owned vehicle.

     (3) Represents a bonus paid as 5,000 restricted shares of Common Stock of the Company valued at $.375 per share granted April 18, 1996.

     (4) Represents options to acquire 100,000 shares of Common Stock of the Company at a price of $0.88 per share, the fair market value of the Company's Common Stock on the date of grant.

     (5) Represents options to acquire 50,000 shares of Common Stock of the Company at a price of $.50 per share. On the date of grant (July 11, 1996), the bid price of the Company's Common Stock was $.375 per share.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements.

     The Company does not have any written employment contracts with any of its executive officers. The Company has no compensatory plan or arrangement that results or will result from the resignation, retirement, or any other termination of an executive officer's employment with the Company and its subsidiaries or from a change in control of the Company or a change in an executive officer's responsibilities following a change-in-control. The Company has entered into a management agreement with SCC pursuant to which SCC has agreed to provide administrative, strategic planning, management consulting, investor relations, investment banking and other services. See "Certain Relationships" for additional information concerning this agreement and the other relationships involving SCC, SMD and its principals.

Option/SAR Grants in Last Fiscal Year

     The following table sets forth certain information with respect to options granted to the Named Officers during the fiscal year ended September 30, 1997. The Company has never granted any stock appreciation rights ("SARs").

(a)                  (b)             (c)              (d)                (e)
                     Number of       % of Total
                     Securities      Options/SARs
                     Underlying      Granted to
                     Options/SAR's   Employees        Exercise or Base
Name                 Granted (#)     in Fiscal Year   Price ($/Sh)       Expiration Date
-------------------  --------------  ---------------  -----------------  ----------------
Raymond H. Kurzon    150,000         15.1%            $3.00              January 2007
                      50,000                          $0.88              September 2007

Charles E. Nuanez     50,000          7.5%            $3.00              January 2007
                      50,000                          $0.88              September 2007

1997 Stock Option and Incentive Plan

     On December 31, 1996, the Board of Directors approved the material terms of a Director's and Employee's Stock Option Plan (the "1997 Plan"). Under the terms of the 1997 Plan, the Company may grant options to purchase up to an aggregate of 2,230,000 shares of the Company's Common Stock as either incentive options or non-qualified stock options. All incentive stock options are structured to qualify for favorable tax treatment provided for incentive stock options by Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). The Plan is administered by an Option Options under the 1997 Plan may be granted to employees of the Company, including officers. Directors may participate in the Plan. Committee comprised of Mr. Reed, as Chairman and Messrs. Murdock and Nuanez. The Option Committee has discretion to select persons to whom options are granted, the number of shares to be granted, the term of each option, and the exercise price of each option; provided, however, that no option may be exercisable more than 10 years after the date the option is granted and no option may be granted after December 31, 2006. Despite the Committee's flexibility in setting the terms of each option, the price at which the option is exercisable may not be lower than the market price of the Common Stock of the Company on the day the option is granted. If not terminated earlier by the Board, the Plan will terminate on December 31, 2006. The exercise of any option at a price below the per share net tangible book value of the Company's Common Stock on the date of exercise will dilute the net tangible book value of all common shares outstanding on the exercise date. For fiscal 1997, each director received options to purchase 50,000 shares of Common Stock at an exercise price of $3.00 per share, except for the members of the Executive Committee of the Board of Directors, which consists of Messrs. Studdert, Kurzon, Murdock and Dudley, each of whom received options to purchase 150,000 shares of Common Stock at an exercise price of $3.00 per share.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table summarizes certain information as of December 29, 1997 with respect to the beneficial ownership of the Company's Common Stock (i) by the Company's officers and directors, (ii) by stockholders known by the Company to own 5 percent or more of the Company's Common Stock and (iii) by all officers and directors as a group. At December 29, 1997, there were 17,170,997 shares of Common Stock issued and outstanding.



Name and Address of 5%              Number of Shares
Beneficial Owners,                  of Common Stock
Executive Officers and              Beneficially Owned
 Directors                          at September 30, 1997(1)    Percent of Class(2)
----------------------------        --------------------------  -------------------
Executive Officers:

Raymond H. Kurzon                   1,469,444 (3)               8.5%
President, CEO and Director
5500 East Loop Road, Suite 100
Ft. Worth, TX 76119

Charles E. Nuanez                     505,000                   2.9
Vice President and Director
3650 N. Grant Creek
Missoula, MT 59802

Douglas L. Rex                         69,200(4)                *
Chief Financial Officer
60 East South Temple, #1225
Salt Lake City, Utah  84111

Directors:

Stephen M. Studdert, Chairman       3,157,932(5)                18.2
60 East South Temple
Street, Suite 1225
Salt Lake City, UT  84111

Wyman Au                             625,7474(6)                3.6
3419 Ala Ilima St.
Honolulu, HI 96818

Philip B. Smith                       229,597(7)                1.3
535 Madison Avenue
New York, NY 10022

Roger D. Dudley                     3,157,932(5)                18.2
60 East South Temple
Street, Suite 1225
Salt Lake City, UT  84111

Thomas A. Murdock                   3,165,780(8)                18.3
60 East South Temple
Street, Suite 1225
Salt Lake City, UT 84111

Joseph Verner Reed                     50,000                   *
73 Sterling Road
Greenwich, CT 06831

Rick D. Nydegger                       50,000                   *
10217 North Oak Creek Lane
Highland, Utah 84003

5% Beneficial Owners:

SMD LLC                             9,023,796(9)                37.5
60 East South Temple
Street, Suite 1225
Salt Lake City, UT 84111

Ballard Investment Company          1,654,078                   9.6
145 South Fairway Drive
North Salt Lake, Utah 84054

Sharpshooter Resources, Inc.        1,250,000(10)               7.3
5500 East Loop Road, Suite 101
Ft. Worth, Texas 76119

Officers and Directors as a Group  12,511,535(11)               50.7%(12)
(10 Persons)

-------------------------------------
     *     Less than 1 percent.

     (1) The number of shares indicated includes the following number of shares underlying options that currently are exercisable or that become exercisable at various strike prices within the next sixty
           (60) days held by each of the following persons:

           Raymond Kurzon       150,000 shares
           Charles E. Nuanez    100,000 shares
           Philip B. Smith      124,597 shares
           Wyman Au             150,000 shares
           Stephen M. Studdert  150,000 shares
           Thomas A. Murdock    150,000 shares
           Roger D. Dudley      150,000 shares
           Joseph Verner Reed    50,000 shares
           Rick D. Nydegger      50,000 shares
           Douglas L. Rex        50,000 shares

     (2) Percentages rounded to nearest 1/10th of 1 percent. Except as indicated in the footnotes below, each of the persons listed exercises sole voting and investment power over the shares of the Company's Common Stock listed for each such person in the table. The percentage of any person's ownership of issued and outstanding shares is calculated by assuming the exercise in full of all options, warrants and conversion rights held by such person without regard to such rights held by others.

     (3) Excludes 861,095 shares Mr. Kurzon transferred to an entity of which he is a shareholder in exchange for shares of that entity. Includes the options indicated above.

     (4) Mr. Rex owns 19,200 shares in his own name or in accounts controlled by him. Amount also includes options to purchase 50,000 shares at $3.06 per share.

     (5) Messrs. Studdert, Murdock and Dudley each owns or controls, (directly or indirectly) one-third of the ownership interest of SMD and each is a manager and control person of SMD. Consequently, their respective individual totals in the table include a proportionate share of the shares beneficially owned by SMD as well as any shares or rights to acquire shares beneficially owned by them individually. See "Certain Transactions."

     (6) Excludes 275,000 shares Mr. Au transferred in December 1997 to an entity of which he is also an owner in December 1997 in exchange for shares of that entity. Of the total shown in the table, 358,921 shares are held jointly and Mr. Au shares voting and dispositive power over the shares with his wife, Elizabeth Au. The amount also includes 27,344 shares held of record in Mr. Au's name and options as indicated in note (1) above.

     (7) Includes options to acquire 124,597 shares, as indicated in (1), above, and 105,000 shares owned of record.

     (8) In addition to currently exercisable options held by Mr. Murdock and his proportionate interest in the shares and warrants held by SMD (see note (5), above), the amount indicated includes 7,848 shares owned by Mr. Murdock's wife which were acquired in open market purchases.

     (9) 2,125,796 shares of record are held by SMD. The amount shown also includes (a) 20,500 shares of stock owned by a trust controlled by or under common control with SMD, (b) 500,000 shares issuable upon conversion of Preferred Stock owned by SMD, and (c) 6,377,500 shares of Common Stock issuable to SMD under a presently exercisable warrant.

     (10) Sharpshooter Resources, Inc. ("Sharpshooter"), is a Texas corporation 50% owned by a group of shareholders of the Company including, among others, Raymond H. Kurzon, President and Director, and Wyman Au, Director. Mr. Kurzon, through a voting trust arrangement, has voting control of 50% of the issued and outstanding shares of Sharpshooter, notwithstanding that he personally owns only 34% of such shares.

     (11) Eliminates duplicate entries and assumes exercise of all conversion rights, options, warrants and similar rights held by the officers and directors.

     (12) Fully diluted, based on total issued and outstanding shares of 24,673,094.

                   INDEMNIFICATION OF DIRECTORS AND OFFICERS

     Section 78.751 of Chapter 78 of the Nevada Revised Statutes and Article VIII of the Company's Bylaws contain provisions for indemnification of the officers, directors, employees and agents of the Company. The Bylaws require the Company to indemnify such persons to the full extent permitted by Nevada law. The bylaws, as amended, with certain exceptions, eliminate any personal liability of a director to the Company or its shareholders for monetary damages to the Company or its shareholders for gross negligence or lack of due care in carrying out the director's fiduciary duties as such. The Company's articles of incorporation also provide for indemnification to the full extent permitted by Nevada law, which includes all liability, damages and costs or expenses arising from or in connection with service for, employment by, or other affiliation with the Company. Nevada law permits such indemnification if a director or officer acted in good faith in a manner reasonably believed to be in, or not opposed to, the best interests of the corporation. A director or officer must be indemnified as to any matter in which he successfully defends himself. The Company may also purchase and maintain insurance on behalf of present and past directors or officers insuring against any liability asserted against such person incurred in the capacity of director or officer or arising out of such status, whether or not the Company would have the power to indemnify such person.

     Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or persons controlling the Company pursuant to the foregoing provisions, or otherwise, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

     During the last two fiscal years, the Company entered into certain transactions with related persons as outlined below.

SMD, LLC:

     SMD is owned beneficially by three directors of the Company, Messrs. Studdert, Murdock and Dudley. On August 16, 1996, SMD acquired 2,561,000 shares of the Company's Common Stock and 100,000 shares of Preferred Stock from the estate of J.R. Bell, a former officer and director of the Company (the "Bell Estate") at a price of $.48 per share (the Preferred Stock is convertible into 500,000 shares of Common Stock). The purchase price was payable by SMD in four installments. The first two installments were paid in full during fiscal year 1997. Two installments remain due and owing on February 12, 1998 and August 12, 1998. Commencing in August 1997, SMD adopted a plan to allow certain insiders of SMD and the Company to purchase some of its shares of Common Stock acquired from the Bell Estate at the same price SMD purchased those shares from the Bell Estate. SMD adopted this plan to reward certain insiders for their long-term support of the Company and incentivize certain other persons who are officers of the Company. Pursuant to this plan, SMD sold 447,204 shares of Common Stock to those insiders at $.48 per share in August and September 1997. Also, in order to raise additional equity capital for the Company, in October 1997, SMD conveyed for no consideration warrants to purchase up to 222,500 shares to 5 persons not affiliated with SMD, which warrants SMD had acquired in connection with the SMD Loan, see below. Thereafter, those persons exercised the warrants and paid the Company a purchase price of $.40 per share (or a total of $89,000).

     On September 30, 1996, SMD made a loan to the Company (the "SMD Loan") in the amount of $1,673,730. The SMD Loan was due on demand, bore interest at the rate of 12 percent per annum and was secured by substantially all of the assets of the Company, except its real property. Also on September 30, 1996, the Company issued to SMD warrants to purchase up to 6,600,000 shares of restricted Common Stock at an exercise price of $.40 per share. The proceeds from the SMD Loan were used to repay fonix as indicated below. Without these additional funds, the Company would have been unable to pay all or a significant part of the loans owed fonix. On October 16, 1996, SMD advanced the Company an additional $100,000 on the same terms. On December 31, 1996, the Company paid SMD $100,000 and on January 2, 1997, the Company paid SMD $1,542,400. On March 25, 1997, SMD loaned an additional $936,896 to the Company under similar terms pursuant to a Loan Modification Agreement. Subsequently, SMD loaned an additional

$263,104 to the Company under the SMD Loan, as modified. As of December 23, 1997, the Company owed SMD $1,417,651.

Raymond H. Kurzon:

     As a party to the same transaction by which SMD acquired its interest in the Company from the Bell Estate, Raymond H. Kurzon, the President and a director of the Company, acquired 1,000,000 shares of Common Stock of the Company from the Bell Estate on the same terms as SMD. In connection with the transaction among the Bell Estate, SMD and Mr. Kurzon, the Company and Mr. Kurzon agreed to convert a $180,000 debt owed to Mr. Kurzon by the Company into 450,000 shares of restricted Common Stock.

Studdert Companies Corp ("SCC"):

     In December 1996, the Company entered into a management contract with SCC, a Utah corporation owned and controlled by Messrs. Studdert, Murdock and Dudley. Under the management agreement, SCC earns a monthly management fee of $50,000 payable in cash or in stock of the Company. SCC provides investment banking, investor relations, financial management and strategic planning services for the Company for a term of five years. The fee is paid in shares of stock of the Company if the Company and SCC so agree. If the fee is paid in shares of Common Stock, the number of shares issuable will be determined with reference to the average trading price of the Company's Common Stock during the month for which the services were provided in consideration for such fee. The agreement also provides for reimbursement of expenses incurred during the term of the agreement. The management agreement was approved by vote of the disinterested members of the Board of Directors. Subsequent to the end of the fiscal year ended September 30, 1997, the Company converted (i) a fee of $250,000 for SCC's services in structuring a private placement of the Company's securities in November and December 1996 and for arranging for the services of the Company's primary placement agent in that offering and (ii) management fees of $600,000 accrued through September 30, 1997 into long term debt which becomes due November 15, 1998.

fonix:

     In a series of transactions in fiscal years 1996 and 1997, the Company borrowed a total of $2,300,000 from fonix, a Delaware corporation of which Messrs. Studdert, Murdock and Dudley are directors, executive officers and significant shareholders, Douglas Rex is the Chief Financial Officer, and Mr. Reed and Mr. Nydegger are directors. Prior to the time of the first loan made by fonix in May 1996, there was no existing relationship between the Company and fonix. Mr. Murdock, an officer, director and the controlling shareholder of fonix became a director of the Company in July 1996 in connection with the first
loan made by fonix to the Company.   Each of the loans was due on demand, bore
interest at the rate of 12 percent per annum, required the payment of certain loan origination fees to fonix and was secured by substantially all of the assets of the Company, except its real property. In addition, at the option of the holder, each loan was convertible into shares of the Company's Common Stock. The proceeds of these loans were used to pay the balance owing under a $623,000 note to the Bell Estate, to acquire and refurbish drill rigs, to acquire inventory and parts necessary to operate new and existing drill rigs and as operating capital. On September 30, 1996, the Company paid fonix $1,673,700 in satisfaction of substantially all loans then outstanding from fonix except for a balance of $272,156 due and owing under the first promissory note from the Company to fonix ("Note 1"). The funds used to make this partial repayment came from the proceeds of a loan to the Company from SMD, described above.

     On December 31, 1996, fonix sold and assigned $270,000 of the balance then due from the Company under Note 1 to Ballard Investment Company ("BIC"), a significant shareholder of the Company that is not affiliated with either SMD, SCC or fonix. On the same day, BIC elected to convert its interest in Note 1 into 900,000 shares of restricted Common Stock of the Company. Also, on December 31, 1996, the Company paid fonix the balance of approximately $10,500 due and owing under Note 1. Thus, as of December 31, 1996, the Company was not indebted to fonix in any amount nor did fonix have any interest in the Company. Since December 31, 1996, fonix has not loaned or advanced additional funds or provided any other credit facility to or for the benefit of the Company. No future transactions are contemplated between fonix and the Company.

     The Company believes that the terms of the above transactions with fonix, SMD and SCC were at least as favorable as could have been obtained from unaffiliated third parties.

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K


(a) (1)  Financial Statements

      Index to Consolidated Financial Statements                        F-1
      Independent Auditors Report                                       F-2
      Consolidated Balance Sheets as of September 30, 1997 and 1996     F-4
      Consolidated Statements of Operations for the Years Ended
         September 30, 1997 and 1996                                    F-5
      Consolidated Statements of Shareholders' Equity for
         the Years Ended September 30, 1997 and 1996                    F-6
      Consolidated Statements of Cash Flows For the Years Ended
         September 30, 1997 and 1996                                    F-7
      Notes to Consolidated Financial Statements                        F-9

(a) (2)  Exhibits.


Exhibit Index

Exhibit No.    Description
-----------    -----------
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

3.6 Certificate of Designation, Voting Powers, Preferences and Rights of the Series of the Preferred Stock of K.L.S. Enviro Resources,
               Inc. to be Designated Series "B" Preferred Stock, filed April 8,
               1994 (incorporated by reference from Exhibit 3.2 of Registrant's
               Quarterly Report on Form 10-QSB for the Quarterly Period Ended
               March 31, 1994).

4.1            Specimen Common Stock Certificate (incorporated by reference to
               Exhibit 4.1 of Registrant's Registration Statement on Form S-1 filed May 5, 1993).

4.2 Specimen of stock purchase warrant issued to SMD September 30, 1996, incorporated by reference to Exhibit 4-2 to Registrant's
               Annual Report on Form 10-KSB for the fiscal year ended September
               30, 1996, filed January 3, 1997.

10.1 Pre-incorporation Agreement and Subscription (incorporated by reference from Exhibit 10.1 of Registrant's Statement on Form S-1 filed May 5, 1993).

10.2           Contract with Studdert Companies Corp. For Management Services
               (incorporated by reference from Exhibit 10.1 to Registrant's
               Annual Report on Form 10-KSB for the fiscal year ended September
               30, 1996, filed January 13, 1997).



22.1 Subsidiaries of Registrant (incorporated by reference from Exhibit 22.1 of Registrant's Annual Report on Form 10-KSB for the year ended September 30, 1994).

27             Financial Data Schedule


(b)      Reports On Form 8-K.

     During the fourth quarter of the fiscal year ended September 30, 1997, on or about September 26, 1997, the Company filed a Current Report on Form 8-K to report a change in its independent auditors.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    KLS ENVIRO RESOURCES, INC.


                                     /s/ Raymond H. Kurzon
                                    ------------------------------------------
                                    Raymond H. Kurzon, President
                                    Date: January 8, 1998


                                     /s/ Douglas L. Rex
                                    ------------------------------------------
                                    Douglas L. Rex, Chief Financial Officer
                                    Date: January 12, 1998

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Raymond H. Kurzon
---------------------------------------------
Raymond H. Kurzon, Director and President                Date: January 8, 1998


/s/ Wyman Au
---------------------------------------------
Wyman Au, Director                                       Date: January 12, 1998


---------------------------------------------
Charles E. Nuanez, Director                              Date: January __, 1998


---------------------------------------------
Philip B. Smith, Director                                Date: January __, 1998

/s/ Thomas A. Murdock
---------------------------------------------
Thomas A. Murdock, Director                              Date: January 8, 1998

/s/ Stephen M. Studdert
---------------------------------------------
Stephen M. Studdert, Director                            Date: January 8, 1998

/s/ Roger D. Dudley
---------------------------------------------
Roger D. Dudley, Director                                Date: January 9, 1998

/s/ Rick D. Nydegger
---------------------------------------------
Rick D. Nydegger, Director                               Date: January 9, 1998

/s/ Joseph Verner Reed
---------------------------------------------
Joseph Verner Reed, Director                             Date: January 9, 1998
