Form 10KSB/A
period 1997-09-30
KLS ENVIRO RESOURCES INC
filed 1998-01-14
CIK 894988

                    U.S.  Securities and Exchange Commission
                            Washington, D.C.   20549

                                 FORM 10-KSB/A
                               (AMENDMENT NO. 1)

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

/s/ Stephen M. Studdert
---------------------------------------------
Stephen M. Studdert, Director                            Date: January 8, 1998

/s/ Roger D. Dudley
---------------------------------------------
Roger D. Dudley, Director                                Date: January 9, 1998

/s/ Rick D. Nydegger
---------------------------------------------
Rick D. Nydegger, Director                               Date: January 9, 1998

/s/ Joseph Verner Reed
---------------------------------------------
Joseph Verner Reed, Director                             Date: January 9, 1998


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Page No.
                                                                        --------
Independent Auditors' Report...........................................   F-2


FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 1997 and 1996..........   F-4

Consolidated Statements of Operations for the Years
   Ended September 30, 1997 and 1996...................................   F-5

Consolidated Statements of Shareholders' Equity for the Years
   Ended September 30, 1997 and 1996...................................   F-6

Consolidated Statements of Cash Flows for the Years
   Ended September 30, 1997 and 1996...................................   F-7

Notes to Consolidated Financial Statements.............................   F-9

                          INDEPENDENT AUDITOR'S REPORT



The Board of Directors and Stockholders
K.L.S. Enviro Resources, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets K.L.S. Enviro Resources, Inc. and subsidiaries as of September 30, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K.L.S. Enviro Resources, Inc. and subsidiaries as of September 30, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


Salt Lake City, Utah
January 7, 1998                                  KPMG Peat Marwick LLP

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Shareholders
K.L.S. Enviro Resources, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of K.L.S. Enviro Resources, Inc. and Subsidiaries as of September 30, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position for K.L.S. Enviro Resources, Inc. and Subsidiaries as of September 30, 1996, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



WEAVER AND TIDWELL, L.L.P.


Fort Worth, Texas
December 31, 1996

                K.L.S. Enviro Resources, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                   September 30, 1997 and September 30, 1996

ASSETS
------                                                                                  September 30,               September 30,
                                                                                            1997                        1996
                                                                                       ---------------             ---------------
Current Assets:
    Cash and cash equivalents                                                          $      351,961              $      300,767
    Accounts receivable-trade, net of allowance for doubtful
     accounts of $45,000 in 1997 and $123,402 in 1996                                       1,233,487                   1,050,371
    Other receivables                                                                               -                      13,274
    Inventory                                                                                 721,197                     483,938
    Prepaid expenses                                                                          120,609                       5,975
                                                                                       ---------------             ---------------

       Total current assets                                                                 2,427,254                   1,854,325

Property, plant and equipment, net                                                          6,236,402                   2,604,510

Other assets
    Intangible assets, net of accumulated amortization of
     $79,960 in 1997 and $70,014 in 1996                                                       39,118                      49,065
    Deposits and other                                                                         25,837                      20,777
                                                                                       ---------------             ---------------

       Total other assets                                                                      64,955                      69,842
                                                                                       ---------------             ---------------

                                                                                       $    8,728,611              $    4,528,677
                                                                                       ===============             ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Notes payable                                                                      $      508,387              $            -
    Notes payable-related parties                                                              37,543                   1,988,622
    Current maturities of long-term notes                                                     182,802                     114,219
    Accounts payable                                                                          647,624                     412,487
    Accounts payable-related parties                                                          122,151                       3,167
    Accrued expenses and other current liabilities                                            492,018                     185,461
    Deferred revenues                                                                           8,838                           -
                                                                                       ---------------             ---------------

       Total current liabilities                                                           1,999,363                   2,703,956

Long-term notes                                                                               581,700                     270,995
Long-term notes-related party                                                               2,223,483                           -
                                                                                       ---------------             ---------------

       Total liabilities                                                                    4,804,546                   2,974,951
                                                                                       ---------------             ---------------

Commitments and contingencies (Notes 2, 5 and 10)

Shareholders' equity:
    Cumulative convertible preferred stock, Series A, $.0001 par value;
     1,000,000 shares authorized; 100,000 shares issued
     and outstanding;  Redeemable at $5.00 per share                                               10                          10
    Common stock, $.0001 par value;  50,000,000 shares
     authorized; 17,170,997 and 10,931,497 shares issues, respectively                          1,717                       1,093
    Additional paid-in capital                                                              9,923,898                   6,101,057
    Accumulated deficit                                                                    (5,958,847)                 (4,505,721)
    Foreign currency translation adjustments                                                   (4,213)                     (4,213)
                                                                                       ---------------             ---------------

                                                                                            3,962,565                   1,592,226

    Treasury stock-common shares held in the treasury, at cost                                (38,500)                    (38,500)
                                                                                       ---------------             ---------------

       Total shareholders' equity                                                           3,924,065                   1,553,726
                                                                                       ---------------             ---------------

                                                                                       $    8,728,611              $    4,528,677
                                                                                       ===============             ===============

                                      F-4
     The notes to Consolidated Financial Statements are an integral part of these statements.

                K.L.S. Enviro Resources, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                For the Years Ended September 30, 1997 and 1996

                                                                                  1997                          1996
                                                                             --------------                --------------
Net sales and revenues:
    Drilling and repair service revenues                                     $   6,237,334                 $   4,424,693
    Cost of drilling and repair services                                         3,405,233                     2,447,843
                                                                             --------------                --------------
         Gross profit                                                            2,832,101                     1,976,850
                                                                             --------------                --------------

Operating expenses
    Salaries, wages and related costs                                              666,541                       604,351
    Legal and professional fees                                                  1,117,018                       265,232
    Rents                                                                           77,673                        65,361
    Repairs and maintenance                                                         56,986                        27,048
    Taxes, licenses and permits                                                     57,589                        54,608
    Advertising                                                                      9,034                         9,842
    Travel and lodging                                                             136,563                        98,961
    Consulting                                                                      97,050                       106,701
    Development costs                                                              247,423                         4,203
    Other operating expenses                                                       942,105                       284,299
    Depreciation and amortization                                                  607,328                       339,086
                                                                              --------------                --------------
         Total operating expenses                                                4,015,310                     1,859,692
                                                                              --------------                --------------
         Income (loss) from operations                                          (1,183,209)                      117,158

Other income (expenses):
    Loss on contract settlement                                                       -                         (348,750)
    Interest expense                                                              (259,170)                     (311,303)
    Other financing costs                                                             -                       (1,024,322)
    Interest and other income, net                                                  52,719                        14,254
    Gain on sale of investment securities                                             -                           99,289
    Gain on sale of assets                                                           4,500                        25,158
    Loss from foreign currency translation                                         (35,893)                       (9,544)
                                                                              --------------                --------------
         Net other income or (expense)                                            (237,844)                   (1,555,218)
                                                                              --------------                --------------
         Loss before income taxes                                               (1,421,053)                   (1,438,060)

Income taxes                                                                       (2,073)                         -
                                                                              --------------                --------------
         Loss from continuing operations                                       (1,423,126)                    (1,438,060)

Discontinued operations:
    Loss from operations of discontinued segment                                      -                          (34,511)
    Gain on sale of discontinued segment                                              -                          379,935
                                                                             --------------                --------------
         Loss before extraordinary item                                        (1,423,126)                    (1,092,636)
                                                                             --------------                --------------
Extraordinary item, gain on forgiveness of debt                                       -                          172,823
                                                                             --------------                --------------
         Net loss                                                            $ (1,423,126)                 $    (919,813)
                                                                             ==============                ==============
Loss per common share:
    Loss from continuing operations                                          $      (0.09)                 $       (0.15)
    Loss from operations of discontinued segment                                      -                             -
    Gain on sale of discontinued segment                                              -                             0.03
                                                                             --------------                --------------
         Loss before extraordinary item                                      $      (0.09)                 $       (0.12)

Extraordinary item                                                                    -                             0.02
                                                                             --------------                --------------
         Loss per common share                                               $      (0.09)                 $       (0.10)
                                                                             ==============                ==============
Weighted-average number of common shares outstanding                           15,403,450                      9,345,628
                                                                             ==============                ==============

        The notes to Consolidated Financial Statements are an integral part of these statements.

                K.L.S. Enviro Resources, Inc. and Subsidiaries
                Consolidated Statements of Shareholders' Equity
                For the Years Ended September 30, 1997 and 1996



                                                                                Preferred Stock
                                                                        ---------------------------------
                                                                            Shares             Amount
                                                                        --------------     --------------
Balances at September 30, 1995:                                             167,500         $     17
             Sale of common stock                                                 -                -
             Conversion of preferred stock to common stock                  (67,500)              (7)
             Exchange of common stock for services                                -                -
             Issuance of warrants for debt renewal                                -                -
             Exchange of common stock for debt                                    -                -
             Dividends on preferred stock                                         -                -
                                                                        --------------     --------------
Balances at September 30, 1996:                                             100,000               10
                                                                        --------------     --------------
             Sale of common stock                                                 -                -
             Exchange of common stock for finder's fees                           -                -
             Exchange of common stock for services                                -                -
             Stock issued upon exercise of options and warrants                   -                -
             Exchange of common stock for debt                                    -                -
                                                                        --------------     --------------
Balances at September 30, 1997:                                             100,000         $     10
                                                                        ==============     ==============


                                                                                   Common Stock                   Additional
                                                                         ---------------------------------          Paid-in
                                                                             Shares             Amount              Capital
                                                                         ---------------    --------------      --------------
Balances at September 30, 1995:                                             8,947,494       $     894            $ 4,417,724
             Sale of common stock                                             500,000              50                199,950
             Conversion of preferred stock to common stock                    337,500              34                    (27)
             Exchange of common stock for services                            585,781              59                163,607
             Issuance of warrants for debt renewal                                  -               -              1,024,322
             Exchange of common stock for debt                                560,722              56                226,617
             Dividends on preferred stock                                           -               -                 68,864
                                                                         ---------------    --------------      --------------
Balances at September 30, 1996:                                            10,931,497           1,093              6,101,057
                                                                         ---------------    --------------      --------------
             Sale of common stock                                           4,990,000             499              3,409,978
             Exchange of common stock for finder's fees                       100,000              10                 79,990
             Exchange of common stock for services                             12,000               1                  7,987
             Stock issued upon exercise of options and warrants               237,500              24                 54,976
             Exchange of common stock for debt                                900,000              90                269,910
                                                                         ---------------    --------------      --------------
Balances at September 30, 1997:                                            17,170,997       $   1,717            $ 9,923,898
                                                                         ===============    ==============      ==============


                                                                                             Foreign           Unrealized
                                                                         Accumulated         Currency           Gains on
                                                                           Deficit          Translation        Securities
                                                                       ---------------    ---------------    ---------------
Balances at September 30, 1995:                                         $(3,545,782)        $ (4,213)           $29,175
             Sale of common stock                                                 -                -                  -
             Conversion of preferred stock to common stock                        -                -                  -
             Exchange of common stock for services                                -                -                  -
             Issuance of warrants for debt renewal                                -                -                  -
             Exchange of common stock for debt                                    -                -                  -
             Dividends on preferred stock                                   (40,126)               -                  -
             Forgiveness of dividends                                             -                -                  -
             Net loss                                                      (919,813)               -                  -
             Changes in unrealized gain                                           -                -            (29,175)
                                                                       ---------------    ---------------    ---------------
Balances at September 30, 1996:                                          (4,505,721)        $ (4,213)                 -
                                                                       ---------------    ---------------    ---------------
             Sale of common stock                                                 -                -                  -
             Exchange of common stock for finder's fees                           -                -                  -
             Exchange of common stock for services                                -                -                  -
             Stock issued upon exercise of options and warrants                   -                -                  -
             Exchange of common stock for debt                                    -                -                  -
             Dividends on preferred stock                                   (30,000)               -                  -
             Net loss                                                    (1,423,126)               -                  -
                                                                       ---------------    ---------------    ---------------
Balances at September 30, 1997:                                         ($5,958,847)          (4,213)           $     -
                                                                       ===============    ===============    ===============

                                                                                        Treasury
                                                                                          Stock                     Total
                                                                                      -------------             -------------
Balances at September 30, 1995:                                                        $ (38,500)               $   859,315
             Sale of common stock                                                              -                    200,000
             Conversion of preferred stock to common stock                                     -                          -
             Exchange of common stock for services                                             -                    163,666
             Issuance of warrants for debt renewal                                             -                  1,024,322
             Exchange of common stock for debt                                                 -                    226,673
             Dividends on preferred stock                                                      -                    (40,126)
             Forgiveness of dividends                                                          -                     68,864
             Net loss                                                                          -                   (919,813)
             Changes in unrealized gain                                                        -                    (29,175)
                                                                                      -------------             -------------
Balances at September 30, 1996:                                                          (38,500)                 1,553,726
                                                                                      -------------             -------------
             Sale of common stock                                                              -                  3,410,477
             Exchange of common stock for finder's fees                                        -                     80,000
             Exchange of common stock for services                                             -                      7,988
             Stock issued upon exercise of options and warrants                                -                     55,000
             Exchange of common stock for debt                                                 -                    270,000
             Dividends on preferred stock                                                      -                    (30,000)
             Net loss                                                                          -                 (1,423,126)
                                                                                      -------------             -------------
Balances at September 30, 1997:                                                        $ (38,500)               ($3,924,065)
                                                                                      =============             =============

                                      F-6

     The notes to Consolidated Financial Statements are an integral part of these statements.

                K.L.S. Enviro Resources, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                For the Years Ended September 30, 1997 and 1996


                                                                                                           1997            1996
                                                                                                      --------------   -------------
Cash flows from operating activities:
   Net loss                                                                                           $ (1,423,126)     $ (919,813)
   Adjustments to reconcile net income (loss) to cash
    used in operating activities:
        Discontinued operations                                                                                  -          34,511
        Common stock for services                                                                           87,988         163,666
        Depreciation and amortization                                                                      607,329         339,086
        Loss on contract settlement                                                                              -         348,750
        Other financing costs                                                                                    -       1,024,322
        Provision for doubtful accounts                                                                     45,000               -
        Gain on sale of investment securities                                                                    -         (99,289)
        Gain on sale of discontinued segment                                                                     -        (379,935)
        Gain (loss) on disposal of equipment                                                                (4,500)        (25,158)
        Translation loss                                                                                   (35,966)          9,544
        Changes in:
             Accounts and other receivables                                                               (212,606)       (614,521)
             Inventory                                                                                    (248,805)       (112,502)
             Prepaid expenses                                                                             (134,140)         (4,516)
             Other assets                                                                                   (5,929)         19,972
             Accounts payable                                                                            1,084,717         (54,825)
             Accounts payable-related parties                                                              122,151               -
             Accrued expenses                                                                              265,977         (55,310)
             Deferred revenue                                                                               10,355         (18,448)
                                                                                                      --------------   -------------
                  Net cash provided by (used in) operating activities                                      230,377        (344,466)
                                                                                                      --------------   -------------
Cash flows from investing activities:
   Proceeds from sales of investment securities                                                                  -         328,864
   Purchases of property, plant and equipment                                                           (4,204,470)     (1,314,204)
   Proceeds from sale of equipment                                                                               -          20,250
   Proceeds from sale of discontinued segment                                                                    -         184,042
                                                                                                      --------------   -------------
                  Net cash (used in) provided by investing activities                                   (4,204,470)       (781,048)

Cash flows from financing activities:
   Net change in notes payable                                                                             508,387        (196,505)
   Net change in loans from related parties                                                               (307,596)      1,497,876
   Proceeds from long-term notes                                                                           500,000               -
   Payments of long-term notes                                                                            (141,016)       (249,588)
   Sale of common stock, net of offering cost                                                            3,465,477         200,000
                                                                                                      --------------   -------------
                  Net cash provided by financing activities                                              4,025,252       1,251,783
                                                                                                      --------------   -------------
Effect of exchange rate changes on cash                                                                         35              19
                                                                                                      --------------   -------------
Increase (decrease) in cash                                                                                 51,194         126,288

Cash at beginning of period                                                                                300,767         174,479
                                                                                                      --------------   -------------
Cash at end of period                                                                                 $    351,961      $  300,767
                                                                                                      ==============   =============

                                      F-7

        The Notes to Consolidated Financial Statements are an integral part of these statements.

                K.L.S. Enviro Resources, Inc. and Subsidiaries
              Consolidated Statemencts of Cash Flows (Continued)
                For the Years Ended September 30, 1997 and 1996


Supplemental disclosure                                                               1997                   1996
-----------------------                                                         ---------------         ---------------
             Interest paid                                                       $    149,338            $    65,522


Supplemental Schedule of Noncash Investing and Financing Activities

             Cumulative dividends not paid                                             30,000                 40,126
             Acquisition of equipment for long-term notes                              20,304                 56,667
             Issuance of stock for note                                               270,000                226,673
             Forgiveness of dividends                                                       -                 68,864
             Use of inventory for fixed assets                                              -                 21,050
             Issuance of stock for services                                            87,988                163,665
             Issuance of warrants for financing fees                                        -              1,024,322
             Accounts payable converted to long-term note-related party               850,000                      -
             Notes payable converted to long-term note-related party                1,373,483                      -

                                      F-8
 The notes to Consolidated Financial Statements are an integral part of these statements.

                K.L.S. ENVIRO RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Organization - K.L.S. Enviro Resources, Inc. ("KLS") and Subsidiaries, provides drilling services primarily to customers in the precious metals mining industry and the design, repair and manufacture of hydraulic systems. Customers are principally located in the western United States, Canada and Mexico.

Principles of Consolidation - The accompanying consolidated financial statements include all the accounts of KLS and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated group is referred to as the "Company."

Cash and Temporary Investments - The Company considers short-term investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.

Investment Securities - The Company held investment securities during the year ended September 30, 1996 and none during the year ended September 30, 1997. The Company's investment securities were classified as available for sale and recorded at fair value. Unrealized gains and losses, net of related income taxes, were excluded from earnings and reported in a separate component of shareholders' equity. Realized gains or losses were computed based on the average-cost method of the securities sold.

Accounts and Notes Receivable - The Company performs ongoing credit evaluations of its customers' financial condition and extends credit to virtually all of its customers on an uncollateralized basis. Customers are headquartered throughout the western United States, Mexico and Canada. Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. Of the total receivables $555,822 relate to operations in Mexico.

Inventory - Inventory consists of consumable supplies and repair parts for mobile exploration reverse circulation drilling rigs, hydraulic components, and other related parts for equipment and vehicles. Inventory is valued at the lower of cost, using the first-in, first-out method, or market. Cost includes material, labor and manufacturing overhead cost.

Property, Plant and Equipment - Property, plant and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives of the individual assets using the straight-line method. Estimated useful lives are as follows:

     Machinery and equipment        5-10 years
     Transportation equipment       3-7 years
     Building and improvements      10-32 years
     Furniture and fixtures         5-7 years

Significant additions from periodic renovations of drilling rigs are capitalized. Normal repairs and maintenance items are charged to expense as incurred. Gains and losses from disposition of property and equipment are recognized as incurred and included in other income (expense).

Intangible Assets - Intangible assets consist of organizational costs, patents, and a covenant not to compete. These costs are amortized on the straight-line basis over a period of five to ten years.

                K.L.S. ENVIRO RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition - The Company recognizes revenues related to drilling services under the respective terms of each drilling contract, generally on a "per foot drilled" basis. Other revenues are recognized as the related service is performed or at the point of sale.

Mineral Exploration - Mineral exploration expenditures have been charged to income as incurred. If a project is abandoned, the accumulated project costs are charged to operations in the year in which the determination is made. There are no costs capitalized as of September 30, 1997 and 1996 and the Company presently has no plans to engage in mineral exploration in the future.

Foreign Currency Translation - For non-U.S. subsidiaries which operate in a local currency environment, assets and liabilities are translated to U.S. dollars at year-end exchange rates and income and expense items are translated at average of exchange prevailing during the year. Translation adjustments are accumulated in a separate component of shareholders' equity. When the economic environment of a non-U.S. subsidiary is considered highly inflationary, transactions are measured as if the U.S. dollar were the reporting currency and gains and losses which result from remeasurement are included in earnings. The Company has considered the economy of Mexico to be highly inflationary since December 1994.

Income Taxes -Income taxes are recorded using the asset and liability method. Under the asset and liability method, deferred tax assets and deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and deferred tax liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Use of Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss Per Common Share - Loss per share has been computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Common stock equivalents have not been included since the effect of inclusion would be antidilutive.

Stock-Based Compensation - Effective October 1, 1996, the Company adopted the footnote disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Financial Accounting Standards No. 123 permits entities to adopt a fair value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS 123.

Accounting Standards Issued Not Yet Adopted - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). SFAS 128 establishes a different method of computing earnings (loss) per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, the Company will be required to present both basic earnings (loss) per share and diluted earnings (loss) per share. Basic and diluted loss per share is expected to be comparable to the currently presented loss per share.

                K.L.S. ENVIRO RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS 128 is effective for the consolidated financial statements for both interim and annual periods ending after December 15, 1997. Accordingly, the Company plans to adopt SFAS 128 in the first quarter of its 1998 fiscal year and at that time all historical earnings per share data presented will be restated to conform to the provisions of SFAS 128.

Reclassification - Certain of the 1996 amounts have been reclassified to be consistent with the 1997 presentation.

NOTE 2.  LIQUIDITY

The Company incurred a significant operating loss for the year ended September 30, 1997 and purchased new equipment for operations each of which resulted in major cash expenditures. Certain customers also curtailed drilling contracts as a result of the decline in the market price of gold. As a result, the Company has had to extend payment terms on its debt primarily with related parties. Because certain large expenditures in 1997 were nonrecurring, (such as litigation and development costs), management believes that the additional new equipment together with new drilling contracts will provide adequate cash resources to meet its future cash obligations. However, the Company is subject to many uncertainties over which management has limited control which could adversely affect the Company's operations.

NOTE 3.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following at September 30:


                                                 1997           1996
                                              ----------     ----------
        Machinery and equipment               $6,714,146     $2,763,188

        Transportation equipment                 589,223        433,514

        Building and improvements                493,066        493,066

        Furniture and fixtures                   254,314        140,422
                                              ----------     ----------
                                               8,050,749      3,830,190

        Accumulated depreciation              (1,964,347)    (1,375,680)
                                              ----------     ----------
                                               6,086,402      2,454,510
        Land                                     150,000        150,000
                                              ----------     ----------
        Property, plant and
        equipment, net                        $6,236,402     $2,604,510
                                              ==========     ==========

At September 30, 1997 and 1996, property includes $134,147 and $150,000, respectively, of net assets held for sale. Assets held for sale are carried at estimated net realizable value.

NOTE 4.  NOTE PAYABLE

At September 30, 1997, the Company has a note payable to an unrelated party in the amount of $508,387 which bears interest at 12 percent, is due on demand and is secured by the assets of the Company. Interest payments are to be paid monthly. As of September 30, 1997, the Company has not made any interest payments and, therefore, is technically in default, even though the unrelated party has not requested any interest payments.

                K.L.S. ENVIRO RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  NOTES PAYABLE TO RELATED PARTY

     Notes payable to related party consists of the following at September 30:

                                                                    1997             1996
                                                                ------------      -----------
Note payable to related company; interest at 12% due
on demand; secured by all asset except real estate              $      -          $   271,944

Revolving note payable to SMD, a related company; interest
at 12%; principal and interest due on November 1, 1998;
secured by the assets of the Company                              1,373,483         1,673,730

Note payable to a shareholder; interest at prime plus 1%
due on demand; collateralized by accounts receivable                 15,000            15,000

Note payable to a shareholder; interest at prime plus 1%
due on demand; collateralized by accounts receivable                 22,543            27,948

Unsecured note payable to a related company, interest
at 12%; principal and interest due on November 15, 1998             850,000              -
                                                                -----------       -----------

               Total notes payable                                2,261,026         1,988,622

Less current installments                                           (37,543)       (1,988,622)
                                                                -----------       -----------
               Total notes payable, less current installments   $ 2,223,483       $      -
                                                                ===========       ===========

During fiscal 1996, the Company borrowed an aggregate of $1,900,000 from a corporation related through common directors, officers and significant
shareholders.   On September 30, 1996, SMD, L.L.C. (SMD), a significant
shareholder of the Company, loaned the Company $1,673,730 the proceeds of which were used to repay the related company. SMD is owned by certain directors and officers of the Company. In connection with the loan from SMD, the Company issued to SMD warrants to purchase 6,600,000 shares of restricted common stock at an exercise price of $.40 per share. On September 30, 1997, the balance of the SMD revolving note in the amount of $873,483 was converted to long-term debt, due November 1, 1998. Subsequent to September 30, 1997, SMD loaned the Company additional funds to pay off a $500,000 note to an unrelated party which bore interest at 18 percent, was payable on demand and was secured by the assets of the Company. As of September 30, 1997, the Company reported the $500,000 as part of the long-term note payable to SMD.

The Company has a $50,000 per month consulting agreement with an entity affiliated with certain shareholders, directors and officers of the Company to provide the Company with management and advisory services over a five year period beginning October 1, 1996. On September 30, 1997, the accrued management fee of $600,000 was converted to a note payable. No payments have been made under this agreement during the year ended September 30, 1997.

During the year ended September 30, 1997, the Company accrued a $250,000 fee to an entity affiliated with certain shareholders, directors and officers of the Company as a cost associated with a private placement of the Company's equity securities. As of September 30, 1997, none of this fee has been paid. On September 30, 1997, this fee was converted to a note payable.

Related party interest expense for the years ended September 30, 1997 and 1996, was $150,180 and $109,922, respectively. Unpaid interest to related parties of $82,978 and $3,167 is included in accounts payable-related party at September 30, 1997 and 1996, respectively.

                K.L.S. ENVIRO RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  LONG-TERM NOTES



     Long-term debt consists of the following at September 30:

                                                                                  1997        1996
                                                                             -----------   ----------
          Installment loan payable to finance company;  interest
          at 8.15%; payable in aggregate monthly installments of
          $15,043, including interest; due February 1997;
          collateralized by drilling equipment and office furniture
          and equipment                                                     $      -       $  72,991

          Installment loan payable to finance company;  interest
          at 12.2%; payable in aggregate monthly installments of
          $16,658, including interest; due August 2000;
          collateralized by drilling equipment                                 476,835          -

          Installment loan payable to a financial institution, interest at
          9.25%; payable in monthly installments of approximately
          $3,297, including interest; due February 2003;
          collateralized by property                                           214,723       234,225

          Note payable to an individual; interest at 10%; payable
          in monthly installments of $968, including interest;
          due April 1998.                                                        6,562        16,952

          Installment loans payable to financial institutions; interest at
          9.50% to 9.75%;  payable in monthly installments of $2,047 including interest; due from October 1999 to May 2002;
          collateralized by vehicles                                            66,382        61,046
                                                                                ------        ------

                          Total long-term notes                               $764,502      $385,214

          Less current installments                                           (182,802)     (114,219)
                                                                               -------       -------

                          Long-term notes, less current installments          $581,700      $270,995
                                                                               =======       =======


Future maturities of long-term notes for the years ended September 30 are as follows:



                                                      Year ending     Amount
                                                      -------------  --------

                                                      1998           $182,802
                                                      1999            210,991
                                                      2000            212,204
                                                      2001             35,033
                                                      2002             32,905
                                                      Thereafter       90,567
                                                                     --------
                                                      Total          $764,502
                                                                     ========

NOTE 7.  STOCKHOLDERS' EQUITY

Issuance of Stock - During the year ended September 30, 1997, the Company sold 4,990,000 shares of restricted common stock for consideration of $0.80 per share pursuant to Regulation D of the Securities Act of 1933. In connection with this offering, the Company issued 100,000 shares of common stock to an unrelated party and also accrued a $250,000 finders fee, payable to an entity affiliated with certain shareholders, directors and officers of the

                K.L.S. ENVIRO RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Company. During the year ended September 30, 1996, the Company sold 500,000 shares of unregistered common stock at $0.40 per share.

During the year ended September 30, 1997, the Company issued 12,000 shares of its unregistered common stock for services and issued 237,500 shares upon the exercise of the Company's stock options and warrants. During the year ended September 30, 1996, the Company issued 325,000 shares of its unregistered common stock for services rendered by a shareholder and 260,781 shares to employees for bonuses and other services.

On December 31, 1996, a shareholder purchased $270,000 of a demand note of the Company. Also on December 31, 1996, the shareholder exercised the conversion rights associated with such note, at an exchange rate of $0.30 per share, to acquire 900,000 shares of the Company's restricted common stock.

During the year ended September 30, 1996, the Company converted 67,500 shares of its convertible preferred stock to 337,500 shares of its unregistered common stock. The Company also issued 560,722 shares of its unregistered common stock for the extinguishment of debt in the amount of $226,673. The number of shares issued was determined by the most recent cash sale of unregistered common stock of approximately $.40 per share.

Convertible Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock of $.0001 par value of which 100,000 shares have been issued and designated as Series A preferred stock (Series A). The Series A preferred shareholders are entitled to vote with common shareholders in an amount equal to the number of common shares into which the Series A shares are convertible if any dividend payments are in default or unpaid for over 60 days. Each share of the Series A preferred stock may be converted, at the option of the holder, into five (5) shares of common stock. In the event of voluntary or involuntary liquidation, dissolution or winding up of the Company the holders of Series A shares are entitled to receive in preference to any distribution of any assets of the Company to the holders of common stock, $5.00 per share, together with all accrued and unpaid cumulative dividends, if any. Series A shareholders are entitled to receive cumulative dividends at the rate of $.30 per share. Dividends on preferred stock for the years ended September 30, 1997 and 1996, totaled $30,000 and $40,126, respectively. Accrued dividends payable at September 30, 1997 and 1996, are $37,500 and $7,500, respectively.

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

During the year ended September 30, 1997, the Company issued 1,250,000 stock options to directors of the Company and 75,000 stock options to various employees of the Company. During the year ended September 30, 1996, the Company issued 560,000 stock options of which 450,000 were issued to directors of the Company and 100,000 were issued to a shareholder of the Company and 10,000 were issued to an individual for services.

During the year ended September 30, 1996, the Company issued a warrant to purchase 6,600,000 shares of the Company's common stock to a company related through common shareholders in connection with issuance of debt of $1,673,730 (see Note 5). The warrants expire on September 30, 2000. As a result, the Company recorded a noncash charge to "other financing cost" in the amount of $1,024,322. Also, a warrant to purchase 125,000 shares of the Company's common stock was issued to the purchaser of Kel-Lite, a subsidiary of the Company (see
Note 11).  The warrants were exercised in 1997.

                K.L.S. ENVIRO RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A summary of the status of the options granted under the Company's stock option plan for the years ended September 30, 1997 and 1996, is presented below:



                                            September 30, 1997                September 30, 1996
                                            ------------------                ------------------
                                           Stock        Wt. Ave.             Stock        Wt. Ave.
                                          Options    Exercise Price         Options     Exercise Price
                                          -------    --------------         -------     --------------
Outstanding at beginning of period        560,000       $0.45               200,000         1.00
   Granted                              1,325,000        2.59               560,000         0.45
   Exercised                              122,500        0.42                  -             -
   Canceled                                12,903        0.40               200,000         1.00
                                        ---------       -----               -------        -----
Outstanding at end of period            1,749,597       $2.07               560,000        $0.45
                                        =========       =====               =======        =====
Exercisable at end of period            1,424,597       $2.24               560,000        $0.45
                                        =========       =====               =======        =====
Weighted average fair value of options
 granted during the year                                $2.44                              $0.62
                                                        =====                              =====



A summary of the status of the options outstanding under the Company's stock option plan at September 30, 1997 is presented below:

                          Options Outstanding               Options Exercisable
                 -------------------------------------      -------------------
                                 Wt. Ave.
 Range of                       Remaining    Wt. Ave.                 Wt. Ave.
 Exercise           Number     Contractual   Exercise      Number     Exercise
  Prices         Outstanding      Life        Price     Exercisable    Price
  ------         -----------      ----        -----     -----------    -----
 $0.40-0.88        674,597      4.3 years     $0.61       424,597      $0.45
  2.81-3.06      1,075,000      8.8 years      2.99     1,000,000       2.99
 ----------      ---------    ------------    -----     ---------      -----
 $0.40-3.06      1,749,597      7.0 years     $2.07     1,424,597      $2.24
 ==========      =========    ============    =====     =========      =====

    Had compensation cost for these options and warrants been determined in accordance with the method prescribed by SFAS No. 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below for the years ended September 30:

                             1997                   1996
                        ------------            ------------
Net loss:
        As reported      ($1,413,218)           ($  919,813)
        Pro forma        ($4,603,293)           ( 1,256,688)

 Loss per common share:
        As reported            (0.09)              (0.10)
        Pro forma              (0.30)              (0.13)

The fair value of options is estimated on the date granted using the Black-Scholes pricing model with the following assumptions used for grants during 1997 and 1996. Risk-free interest rate of 5.74 percent for 1997 and 1996. Expected dividend yield of 0 percent for both 1997 and 1996. Expected life of five years and two years for 1997 and 1996, respectively. Expected volatility of 157 percent for 1997 and 1996.

                K.L.S. ENVIRO RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the warrants outstanding at September 30, 1997 and 1996, is presented below:


                                                              September 30, 1997              September 30, 1996
                                                             --------------------             ------------------
                                                                         Exercise                       Exercise
                                                             Shares        Price              Shares      Price
                                                             ------        -----              ------      -----
Outstanding at beginning of period                         6,725,000      $ 0.40                -           -
   Granted                                                      -            -               6,725,000     0.40
   Exercised                                                (125,000)       0.40                -           -
                                                           ---------      ------             ---------   ------
      Outstanding at end of period                         6,600,000      $ 0.40             6,725,000   $ 0.40
                                                           =========      ======             =========   ======
      Exercisable at end of period                         6,600,000      $ 0.40             6,725,000   $ 0.40
                                                           =========      ======             =========   ======


NOTE 8.  INCOME TAXES

Due to the provisions of SFAS No. 109, the Company is not eligible to recognize any income tax benefits attributable to its operating loss carryovers.

The Company's income tax expense for the years ended September 30 differed from the statutory federal rate of 34 percent as follows:


                                                         1997          1996
                                                       --------      --------
Statutory rate applied to loss from
  continuing operations before
  income taxes                                        ($483,863)    ($488,940)
Increase (decrease) in income taxes
  resulting from:
  Loss from foreign subsidiary                          126,694          -
  Other                                                   4,892     (  19,625)
  Net operating loss not utilized                       350,204       508,565
                                                       --------      --------

      Total income tax expense                        ($  2,073)    ($   -   )
                                                       ========      ========


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1997 and 1996, are presented below:


                                                           U.S.                      Foreign
                                                 ------------------------    ------------------------
                                                    1997          1996          1997          1996
                                                 ----------    ----------    ----------    ----------
Deferred tax liabilities:
 Inventory                                        $     -       $   54,474    $     -       $     -
 Depreciation                                        215,920         8,143          -             -
 Other                                                18,926          -             -             -
                                                 -----------   -----------   -----------   -----------
     Total deferred tax liabilities                  234,846        62,617          -             -
Deferred tax assets:
 Net operating losses                            ( 2,089,131)  ( 1,401,595)  (   170,743)  (    40,322)
 Other                                           (    70,168)  (   110,087)         -             -
                                                 -----------   -----------   -----------   -----------
     Total deferred tax assets                   ( 2,159,299)  ( 1,511,682)  (   170,743)  (    40,322)
 Less valuation allowance                          1,924,453     1,449,065       170,743        40,322
                                                 -----------   -----------   -----------   -----------
     Net deferred tax assets                     (   234,846)  (    62,617)         -             -
                                                 -----------   -----------   -----------   -----------
           Total deferred income taxes            $     -       $     -        $    -       $     -
                                                 ===========   ===========   ===========   ===========

                K.L.S. ENVIRO RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net change in the total valuation allowance for the years ended September 30, 1997 and 1996, was an increase of $475,388 and $277,679, respectively. Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of September 30, 1997, will be allocated as an income tax benefit to be reported in the consolidated statement of operations.

The Company has available as of September 30, 1997, U.S. net operating tax loss carryforwards of approximately $5,600,000. These carryforwards expire beginning 2008 except for $427,209 of the loss which expires beginning in 2004.

Under the rules of the Tax Reform Act of 1986, the Company has undergone a greater than 50 percent change of ownership since 1986. Consequently, use of the Company's net operating loss carryforwards against future taxable income in any one year may be limited. The maximum amount of carryforwards available in a given year is limited to the product of the Company's fair market value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryforwards not utilized in prior years. Management does not believe that these rules will adversely impact the Company's ability to utilize the above losses in the aggregate.

NOTE 9.  RELATED PARTY

Fees totaling approximately $40,320 and $49,320 for the years ended September 30, 1997 and 1996, respectively, were paid to a shareholder and former director for advisory and accounting services performed and lease of office space.

The Company has a consulting agreement with a shareholder and former director of the Company to provide management advice. The agreement has a three-year term and requires monthly payments of approximately $2,000. Total payments for the years ended September 30, 1997 and 1996, approximated $24,000 and $9,700, respectively.

At September 30, 1997, the Company has a $19,120 payable to an entity affiliated with certain shareholders, directors and officers of the Company for miscellaneous expenses incurred in behalf of the Company.

See other footnotes to the consolidated financial statements for additional related party transactions.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

K.L.S. Enviro Resources, Inc. ("KLS"), Dateline Drilling, Inc. ("Dateline") and Dateline Internacional S.A. De C.V. ("DIMSA"), subsidiaries of the Company, engaged in a dispute with a former customer over a contract entered into between Dateline and the former customer. An arbitration in Wyoming and a lawsuit in Texas was filed. Subsequent to September 30, 1997, the matter was settled, whereby, Dateline and DIMSA have agreed to pay $325,000, of which, $140,000 was paid subsequent to September 30, 1997. $90,000 is due on May 1, 1998 and $95,000 is due on November 1, 1998. KLS has guaranteed the settlement payments. The Company has accrued the $325,000 settlement and has expensed all other costs associated with this lawsuit in the accompanying consolidated financial statements. The settlement amount is secured by a drill rig of the Company.

The Company is involved in various claims and actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not materially affect the consolidated financial position or results of operations of the Company.

The Company entered into a lease agreement for office space effective September 1, 1997 through August 31, 2000. The monthly lease payment is $650.

                K.L.S. ENVIRO RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11.  SEGMENT INFORMATION, FOREIGN OPERATIONS AND MAJOR CUSTOMERS

The Company's continuing operations are classified into two business segments as follows:

      Definition and exploration drilling
          Included are all drilling operations in the United States and Mexico

      Hydraulic repairs and specialty
          Includes replacement parts and repair services for an array of hydraulic equipment utilized in logging, mining, and construction. Additional, pump installation and modification related to hydraulic systems.

For the year ended September 30, 1997:

                              Definition and Exploration
                                       Drilling                Hydraulic
                              --------------------------       Repairs &      Corporate     Consolidated
                              Domestic         Foreign         Spec. Mfg.      & Other          Total
                              --------         -------         ----------     ---------     ------------
Revenues/sales               $2,549,115      $2,894,737      $   793,482     $     -          $6,237,334
Income (loss) from
  operations                     25,798         133,732          167,232      (1,509,971)     (1,183,209)
Identifiable assets           5,955,657       1,506,763        1,218,784          47,407       8,728,611
Depreciation and
  amortization expense          459,793          87,231           48,204          12,100         607,328
Capital expenditures          4,106,471          91,728            5,338          21,237       4,224,774

For the year ended September 30, 1996:

                              Definition and Exploration
                                       Drilling                Hydraulic
                              --------------------------       Repairs &      Corporate     Consolidated
                              Domestic         Foreign         Spec. Mfg.      & Other          Total
                              --------         -------         ----------     ---------     ------------
Revenues/sales               $  969,937      $2,682,375      $   772,381     $     -          $4,424,693
Income (loss) from
  operations                   (249,153)        958,352            3,671        (595,712)        117,158
Identifiable assets           1,780,639       1,378,953        1,151,249         217,836       4,528,677
Depreciation and
  amortization expense          235,502          47,382           46,561           9,641         339,086
Capital expenditures          1,021,177         319,998           64,836           -           1,406,011

For the years ended September 30, 1997 and 1996, there were no customers in continuing operations responsible for more than ten percent of sales and revenues.

NOTE 12.  DISCONTINUED OPERATIONS

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

                K.L.S. ENVIRO RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Subsequent to September 30, 1996, the Company reached a settlement agreement with the purchaser of Kel-Lite whereby all royalty payment obligations by the purchaser were canceled and warrants issued to the purchaser were reduced to 125,000 shares. Accordingly, the Company has recognized a loss on the contract settlement of $348,750 in the accompanying consolidated financial statements for the year ended September 30, 1996, as a result of the subsequent agreement with the purchaser.

As a result of the sale, activities of Kel-Lite have been accounted for as discounted operations in the accompanying consolidated financial statements. The results are presented as net amounts in the consolidated statements of operations. Selected operating results as of September 30, 1996, are presented in the following table:

        Revenues                                $374,233
        Income tax benefit (provision)              -
        Net losses                               (34,511)

NOTE 13.  FINANCIAL INSTRUMENTS

Financial instruments of the Company include cash, accounts receivable, accounts payable, notes payable and long-term debt. The carrying value of cash, accounts receivable and accounts payable approximates fair value because of the short maturities of those instruments. The fair value of notes payable and long-term debt, calculated using current interest rates for instruments with similar maturities, approximates their carrying values.

NOTE 14.  EXTRAORDINARY

In August 1996, the Company entered into an agreement with the estate of a former shareholder. The provisions of the agreement allowed the Company to receive forgiveness on $172,823 of accrued interest expense by retiring the related party notes payable. The $172,823 of accrued interest forgiveness has been recorded as extraordinary item in the consolidated financial statements.