Form 10QSB
period 1997-12-31
KLS ENVIRO RESOURCES INC
filed 1998-02-17
CIK 894988

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB



(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________to_____________.



Commission file number 0-24152



                         K.L.S. ENVIRO RESOURCES, INC.
                         -----------------------------
       (Exact name of small business issuer as specified in its charter)



            Nevada                                       75-2460365
            ------                                       ----------
     (State or other jurisdiction of                  (I.R.S.Employer
     incorporation or organization)                   Identification No.)



         5500 East Loop 820 South, Suite 100, Fort Worth, Texas  76119
         -------------------------------------------------------------
             (Address of principal executive offices and zip code)



                                 (817) 624-4844
                                 --------------
                (Issuer's telephone number, including area code)



                  3220 North Freeway, Fort Worth, Texas  76111
                  --------------------------------------------
                           (Issuer's former address)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 9, 1998, the Registrant had outstanding 17,670,222 shares of its common stock, par value $.0001.

Transitional Small Business Disclosure Format (Check One): Yes [   ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.



                         K.L.S. ENVIRO RESOURCES, INC.
                         INDEX TO FINANCIAL INFORMATION
                               DECEMBER 31, 1997



                                                                        Page No.
                                                                        --------



Condensed Consolidated Balance Sheets as of December 31, 1997
(unaudited) and September 30, 1997 (audited).........................      3

Condensed Consolidated Statements of Operations (unaudited)
for the Three Months Ended December 31, 1997 and 1996................      4

Condensed Consolidated Statements of Cash Flows (unaudited) for
the Three Months Ended December 31, 1997 and 1996....................      5

Notes To Consolidated Financial Statements...........................      6

Management's Discussion and Analysis of Financial
Condition and Results of Operations..................................      7

                K.L.S. Enviro Resources, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
        December 31, 1997 (unaudited) and September 30, 1997 (audited)

ASSETS

                                                                               December 31,         September 30,
                                                                                  1997                  1997
                                                                          --------------------  -------------------
Current Assets:
      Cash and cash equivalents                                               $  221,677           $  351,961
      Accounts receivable-trade, net of allowance for doubtful
         accounts of $45,000                                                   1,230,140            1,233,487
      Other receivables                                                           26,713                    -
      Inventory                                                                  749,671              721,197
      Prepaid expenses                                                            89,750              120,609
                                                                          --------------------  -------------------

          Total current assets                                                 2,317,951            2,427,254

Property, plant and equipment, net                                             6,004,480            6,236,402

Other assets
      Intangible assets, net of accumulated amortization of
         $81,505 and $79,960, respectively                                        37,574               39,118
      Deposits and other                                                          25,951               25,837
                                                                          --------------------  -------------------

          Total other assets                                                      63,525               64,955
                                                                          --------------------  -------------------

                                                                              $8,385,956           $8,728,611
                                                                          ====================  ===================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Notes payable                                                           $  508,387           $  508,387
      Notes payable-related parties                                               86,156               37,543
      Current maturities of long-term notes                                      181,959              182,802
      Accounts payable                                                           564,096              647,624
      Accounts payable-related parties                                           334,760              122,151
      Accrued expenses and other current liabilities                             472,695              492,018
      Deferred revenues                                                           17,457                8,838
                                                                          --------------------  -------------------

          Total current liabilities                                            2,165,510            1,999,363

Long-term notes                                                                  528,881              581,700
Long-term notes-related party                                                  2,267,651            2,223,483
                                                                          --------------------  -------------------

              Total liabilities                                                4,962,042            4,804,546
                                                                          --------------------  -------------------

Shareholders' equity:
      Cumulative convertible preferred stock,
         Series A, $.0001 par value;  1,000,000
         shares authorized;  100,000 shares issued
         and outstanding;  Redeemable at $5.00 per share                              10                   10
      Common stock, $.0001 par value;  50,000,000 shares
         authorized; 17,420,222 and 17,170,997 shares
         issues, respectively                                                      1,742                1,717
      Additional paid-in capital                                              10,035,025            9,923,898
      Accumulated deficit                                                     (6,570,150)          (5,958,847)
      Foreign currency translation adjustments                                    (4,213)              (4,213)
                                                                          --------------------  -------------------

                                                                               3,462,414            3,962,565

      Treasury stock-common shares held in the treasury, at cost                 (38,500)             (38,500)
                                                                          --------------------  -------------------

              Total shareholders' equity                                       3,423,914            3,924,065
                                                                          --------------------  -------------------

                                                                              $8,385,956           $8,728,611
                                                                          ====================  ===================

                                       3
 The notes to Consolidated Financial Statements are an integral part of these statements.

                K.L.S. Enviro Resources, Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations
             For the Three Months Ended December 31, 1997 and 1996
                                  (Unaudited)

                                                                                               1997                     1996
                                                                                          ----------------         ---------------
Net sales and revenues:
     Drilling and repair service revenues                                                     $ 1,353,874             $ 1,573,318
     Cost of drilling and repair services                                                         885,021                 727,126
                                                                                          ----------------         ---------------

         Gross profit                                                                             468,853                 846,192
                                                                                          ----------------         ---------------

Operating expenses
     Salaries, wages and related costs                                                            198,585                 135,874
     Legal and professional fees                                                                  119,096                  97,132
     Rents                                                                                         23,624                  12,737
     Repairs and maintenance                                                                       16,372                  15,001
     Taxes, licenses and permits                                                                    6,830                   7,612
     Advertising                                                                                   14,667                   1,816
     Travel and lodging                                                                            25,395                  46,630
     Consulting                                                                                    31,155                  33,889
     Development costs                                                                             36,036                  40,740
     Other operating expenses                                                                     235,951                 229,279
     Depreciation and amortization                                                                218,637                  95,549
                                                                                          ----------------         ---------------

         Total operating expenses                                                                 926,348                 716,259
                                                                                          ----------------         ---------------

         Income (loss) from operations                                                           (457,495)                129,933

Other income (expenses):
     Interest expense                                                                            (133,656)                (77,953)
     Interest and other income, net                                                                   279                   2,534
     Gain on sale of assets                                                                           692                       -
     Loss from foreign currency translation                                                       (13,625)                 (4,063)
                                                                                          ----------------         ---------------

         Net other income or (expense)                                                           (146,310)                (79,482)
                                                                                          ----------------         ---------------

         Income (loss) before income taxes                                                       (603,805)                 50,451

Income taxes                                                                                            -                       -
                                                                                          ----------------         ---------------

         Net income (loss)                                                                       (603,805)                 50,451

Dividend on preferred stock                                                                         7,500                   7,500
                                                                                          ----------------         ---------------

         Net income (loss) applicable to common stock                                          $ (611,305)               $ 42,951
                                                                                          ================         ===============

Earnings per share:
     Basic earnings (loss) per share                                                           $   (0.035)                $ 0.004
     Diluted earnings (loss) per share                                                         $   (0.035)                $ 0.004
                                                                                          ================         ===============

Common stock outstanding:
     Basic                                                                                     17,319,173              10,933,040
     Diluted                                                                                   17,319,173              13,207,652
                                                                                          ================         ===============

                                       4
 The Notes to Consolidated Financial Statements are an integral part of these statements.

                K.L.S. Enviro Resources, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
             For the Three Months Ended December 31, 1997 and 1996
                                  (Unaudited)

                                                                                                  1997                     1996
                                                                                            ---------------         ----------------
Cash flows from operating activities:
     Net income (loss)                                                                           $ (603,805)            $    50,453
     Adjustments to reconcile net income (loss) to cash
        used in operating activities:
         Common stock for services                                                                   15,412                     487
         Depreciation and amortization                                                              218,636                  95,548
         Gain on disposal of equipment                                                                 (692)                      -
         Translation loss                                                                            13,625                   4,063
         Changes in:
             Accounts and other receivables                                                         (23,261)                215,915
             Inventory                                                                              (27,770)               (194,073)
             Prepaid expenses                                                                        25,825                (282,169)
             Other assets                                                                               (96)                     65
             Accounts payable                                                                       (80,111)                363,890
             Accounts payable-related parties                                                       225,098                       -
             Accrued expenses                                                                       (44,002)                (44,000)
             Deferred revenue                                                                         7,242                  22,850
                                                                                            ---------------         ----------------

                 Net cash provided by (used in) operating activities                               (273,899)                233,029
                                                                                            ---------------         ----------------

Cash flows from investing activities:
     Purchases of property, plant and equipment                                                        (478)               (539,214)
     Proceeds from sale of equipment                                                                 16,000                       -
                                                                                            ---------------         ----------------

                 Net cash (used in) provided by investing activities                                 15,522                (539,214)
                                                                                            ---------------         ----------------

Cash flows from financing activities:
     Net change in notes payable - related parties                                                   48,614                  50,619
     Payments of long-term notes                                                                   (553,662)                (55,129)
     Proceeds from long-term notes - related parties                                                544,168
     Sale of common stock, net of offering cost                                                      89,000               2,810,478
                                                                                            ---------------         ----------------

                 Net cash provided by financing activities                                          128,120               2,805,968
                                                                                            ---------------         ----------------

Effect of  exchange rate changes on cash                                                                (27)                     40
                                                                                            ---------------         ----------------

Increase (decrease) in cash                                                                        (130,284)              2,499,823

Cash at beginning of period                                                                         351,961                 300,767
                                                                                            ---------------         ----------------

Cash at end of period                                                                            $  221,677             $ 2,800,590
                                                                                            ===============         ================

 The Notes to Consolidated Financial Statements are an integral part of these statements.

                 K.L.S. ENVIRO RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL - The accompanying unaudited consolidated financial statements of K.L.S. Enviro Resources, Inc. ("KLS") and Subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and in accordance with Item 310 of Regulation S-B. Accordingly, such unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 1997.

In the opinion of management, all adjustments, consisting of normal recurring adjustments and eliminations of material intercompany sales and purchases necessary to present fairly the financial condition, results of operations and cash flows for the Company for the interim periods presented, have been included. Operating results for the three months ended December 31, 1997, are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include all the accounts of KLS and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated group is referred to as the "Company."

EARNINGS PER SHARE - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). SFAS 128 became effective for financial statements with interim and annual periods ending after December 15, 1997. Accordingly, the Company has adopted SFAS 128 for the quarter ended December 31, 1997.

SFAS 128 established a different method of computing earnings (loss) per share than was required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, entities with publically held common stock are required to present basic earnings (loss) per share and diluted earnings (loss) per share. Basic earnings per share is the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential of conversion to common shares of options, warrants and convertible preferred outstanding during the period.

Prior periods have been restated for presentation in accordance with SFAS 128.

NOTE 2.  NOTES PAYABLE - RELATED PARTY

At December 31, 1997, the Company had an unsecured note payable to a director of the Company in the amount of $50,000, bearing interest at 12 percent, due March 1, 1998. Subsequent to December 31, 1997, the director loaned an additional $40,000 on the same terms.

At December 31, 1997, the Company had an unsecured note payable to a corporation related through common directors and significant shareholders, bearing interest at 12 percent, due July 15, 1999, in the amount of $850,000.

At December 31, 1997, the Company had a note payable to an entity related through common directors and significant shareholders, bearing interest at 12 percent, due July 15, 1999, collateralized by all assets of the Company, except real estate, in the amount of $1,417,651 with interest accrued thereon in the amount of $115,169.

NOTE 4.  COMMITMENTS AND CONTINGENCIES
--------------------------------------

KLS, Dateline Drilling, Inc. ("Dateline") and Dateline Internacional S.A. de C.V. ("DIMSA"), subsidiaries of KLS, engaged in a dispute with a former customer over a contract entered into between Dateline and the former customer. The matter was settled, whereby Dateline and DIMSA have agreed to pay $325,000, of which $140,000 has been paid. $90,000 is due on May 1, 1998 and $95,000 is due on November 1, 1998. KLS has guaranteed the settlement payments. The Company accrued the $325,000 settlement costs and expensed all other costs associated with this lawsuit during fiscal 1997. Payment of the settlement amount is secured by a drill rig of the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
---------------------

Three Months Ended December 31, 1997 Compared With Three Months Ended December 31, 1996

     The Company had a net loss for the three months ended December 31, 1997 of $603,805 compared to a net income of $50,451 for the three months ended December 31, 1996. Revenues decreased and expenses increased during the three months ended December 31, 1997, resulting in an increase in net loss of $654,256, as compared to the three months ended December 31, 1996.

     Total revenues from continuing operations for the three months ended December 31, 1997 were $1,353,874, a decrease of $219,444 or approximately 14 percent, from the three months ended December 31, 1996. The decrease in revenues is primarily attributable to a decrease in drilling services revenues from operations in Mexico due to the effect on mining companies of depressed market prices of base metals. Drilling services revenues from operations in Mexico decreased $380,702 from $894,308 for the three months ended December 31, 1996 to $513,606 for the three months ended December 31, 1997. Drilling services revenues from operations in the United States increased from $485,178 for the three months ended December 31, 1996 to $659,598 for the three months ended December 31, 1997. Revenues from hydraulic services were $180,670 and $193,832 for the three months ended December 31, 1997 and 1996, respectively.

     During the three months ended December 31, 1997, direct costs of drilling and repair services were $885,021, an increase of $157,896 over the three months ended December 31, 1996. As a percentage of revenue, this represents an increase of approximately 19 percent when compared to the three months ended December 31, 1996. This increase in direct costs as a percentage of revenue is attributable to increases in repair and maintenance of equipment, rig transportation costs and subsistence pay due to a decrease in revenues per drilling rig.

     Total operating expenses for the three months ended December 31, 1997 were $926,348 an increase of $210,089 over the three months ended December 31, 1996. The increase in operating expenses was primarily attributable to increases in salaries, wages and related costs of $62,711 and deprecation of $123,088.
Total operating expenses were approximately 66 and 46 percent of total revenues, respectively, for the three months ended December 31, 1997 and 1996.

     The Company recorded a net loss from operations of $457,495 for the three months ended December 31, 1997 and a net income of $129,935 for the three
months  ended December 31, 1996.   This increase in net loss is attributable to
decreases in revenues, an increase in costs of services and increased operating expenses as described above.

     Net other expense increased $66,828 for the three months ended December 31, 1997 over the three months ended December 31, 1996. This is primarily attributable to an increase in interest expense of $55,703 over the comparable reporting period.

Financial Condition
-------------------

     At December 31, 1997, the Company's current assets exceeded its current liabilities by $152,441 as compared with current assets exceeding current liabilities by $427,891 at September 30, 1997. The current ratio of assets to liabilities was 1.07 at December 31, 1997 as compared with 1.21 at September 30, 1997. Current assets decreased by $109,303 to $2,317,951 from September 30, 1997 to December 31, 1997. Current liabilities increased by $166,147 during the same period. The decrease in working capital over this period is due primarily to a decrease in cash and increases in accounts payable.

     Total assets were $8,385,956 at December 31, 1997 as compared to $8,728,611 at September 30, 1997. The decrease of $342,655 is attributable to a decrease in cash and the depreciation of property, plant and equipment.

     For the three months ended December 31, 1997, the Company had a negative cash flow from operations. The Company anticipates increases in revenues and cash flow from operations due to its recently expanded fleet of drill rigs. Three drill rigs with support equipment were purchased and an additional two rigs were constructed in-house and placed into service during the year ended September 30, 1997. The expansion increases the Company's fleet of drill rigs to fourteen. There were no new drill rigs purchased or constructed by the Company in the three month period. As the Company continues to expand, it endeavors to achieve a positive cash flow from operations, although there can be no assurance that the Company will be successful in achieving that objective. The Company has sustained ongoing losses during the three months ended December 31, 1997 as well as the fiscal years ended September 30, 1996 and September 30, 1997. While the Company anticipates that its recently expanded fleet of drill rigs and increased marketing efforts will result in increased revenues, there can be no assurance that losses of the magnitude suffered in prior periods will not continue. The Company must secure additional financing to fund losses from operations. However, should precious metal prices continue to be depressed, the Company's mining customers may not require the Company's drilling services at current or expected levels and may reduce such requirements. Thus, there can be no assurance that drilling revenues will increase. Additional funding may come from debt or the sale of the Company's equity securities, but there can be no assurance that the Company will obtain the funds needed to supplement any shortfall in its cash flow as and when needed or on terms that will be satisfactory to the Company.

     During the three months ended December 31, 1997, the Company received net cash proceeds of $89,000 from the issuance of 222,500 shares of the Company's restricted Common Stock as the result of the exercise of warrants. The Company also issued 21,333 shares of its restricted Common Stock for services and issued 5,392 restricted shares in exchange for debt.

Forward-looking Statements and Certain Risk Factors
---------------------------------------------------

     Statements which are not historical facts contained in this report are forward-looking statements. Section 27A of the Securities Act of 1933, as amended, provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions that a variety of factors could cause the Company's actual results to differ materially from anticipated results or other expectations expressed in this report. The forward-looking statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations involve a number of risks and uncertainties that could cause actual results to differ from projected or anticipated results. Some of the risks and uncertainties are set forth below. In addition, the risk factors discussed in Part I, Item 1 ("Business") and in the "Management's Discussion and Analysis of Operations" (Item 6) of the Company's annual report on Form 10-KSB for the fiscal year ending September 30, 1997 may also affect actual operating results, as could the following:

General Operations Risks

     The Company has experienced and expects to continue to experience significant fluctuations in its results of operations. Factors that affect the Company's results of operations or that could cause actual results to differ materially include, among others, the Company's ability to successfully bid on new contracts, its ability to perform under the terms of drilling contracts on a timely basis, its access to suitable used or new equipment to fulfill contract obligations, the ability to hire and retain skilled and properly trained employees, industry conditions and world demand for base and industrial metals, as well as prices for such metals, the results of financing efforts and financial market conditions and other factors discussed in the Form 10-KSB mentioned above and the additional factors discussed below. Such factors are beyond the control of the Company and there can be no assurance that the Company's results and financial condition will not be adversely affected by such factors.

Foreign Operations Risks

     The Company recently has expanded much of its operations to meet increased demand for its services both in the United States and abroad. There are numerous risks associated with conducting business in foreign countries. The distance from corporate headquarters and the often remote locations of drilling and mining sites in these foreign countries exacerbates the difficulties referred to above. In addition, problems associated with possible political risks, instability of local governments, safety of personnel and equipment, the lack of spare parts or adequate service assistance, the need for skilled labor and supervision, lack of infrastructure and accessability to sources of power and other supplies necessary for operations, high inflation and currency fluctuations which may erode profitability levels, and the difficulty of obtaining and enforcing judgments in foreign courts and under foreign legal systems that differ substantially from the United States, all add to the risk of foreign operations.

Dependence on Base Metals Mining Industry

     The Company's operations are largely dependent upon the levels of activity in exploration and development drilling for the precious, base and industrial metals industries. Such activity levels are affected by trends in the base metals industry and base metals prices. Historically, prices for base metals have been volatile and are subject to wide fluctuations in response to changes in the supply of and demand for base metals, market uncertainty, the performance of certain major mining companies and a variety of political, economic and other factors beyond the control of the Company. The Company cannot predict future price movements with any certainty. Any prolonged reduction in base metals prices, however, will depress the level of exploration, development and production activity and result in a corresponding decline in the demand for the Company's services and, therefore, have a material adverse effect on the Company's revenues and profitability.

Competition

     The contract drilling industry is a highly competitive and cyclical business characterized by high capital and maintenance costs. Although conditions in recent years in the base metals mining industry have precipitated consolidation of drilling industry participants, the Company believes the competition for drilling contracts will continue to be intense for the foreseeable future because of contractors' ability to move rigs from areas of low activity and day rates to areas of greater activity and relatively higher rates. In addition, there are a number of inactive rigs that are being reactivated and upgraded, and additional rigs that could be reactivated and upgraded, and new rigs that could be constructed, to meet an increase in demand for drilling rigs in any given market. Such movement, reactivation, new construction or a decrease in drilling activity in any major market could depress rates and could adversely affect utilization of the Company's rigs even
in an environment of stronger base metals prices.   Many of the Company's
principal competitors are substantially larger, have substantially greater resources and have spent considerably larger sums of capital than the Company for equipment, including drill rigs, development and operations. These factors may enable those competitors to better withstand industry downturns, compete on the basis of price, build new rigs or acquire existing rigs that become available for purchase.

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



                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     In October and November, 1997, five separate individuals not affiliated with the Company exercised warrants to purchase 222,500 shares of the Company's restricted Common Stock. The warrants had an exercise price of $.40 per share. As a result of the exercise, the Company received proceeds of $89,000. These individuals acquired the warrants from SMD, LLC., a Utah limited liability company ("SMD"), controlled by three persons who are also directors of the Company. SMD received no consideration whatsoever from the transaction and conveyed the warrants to these individuals to assist the Company in obtaining the proceeds from exercise of the warrants to fund operating losses.

     On November 25, 1997, the Company issued 1,333 shares of its restricted Common Stock to Havenstrite Management Services in payment for services rendered
valued by the company at $1,663.                                      .

     On December 5, 1997, the Company issued 20,000 shares of its restricted Common Stock to David Nahmias in payment for services rendered valued by the company at $13,750.

     On November 25, 1997, the Company issued 5,392 shares of its restricted Common Stock to Bearman Talesnick & Clowdus in payment for an outstanding payable in the amount $6,740.

     On January 6, 1998, Sharpshooter Resources, Inc. ("Sharpshooter") exercised warrants to purchase 250,000 shares of the Company's restricted Common Stock. The warrants had an exercise price of $.40 per share. As a result of the exercise, the Company received proceeds of $100,000. Sharpshooter acquired the warrants from SMD. SMD received no consideration whatsoever from the transaction and conveyed the warrants to Sharpshooter to assist the Company in obtaining the proceeds from exercise of the warrants to fund operating losses. Sharpshooter is an investment holding entity which owns 8.7% of the Company's Common Stock, together with securities of other entities. Some of the shareholders of Sharpshooter are also shareholders of the Company, including two directors of the Company. Sharpshooter is not affiliated with SMD.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 27--Financial Data Schedule

                                   SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    K.L.S. ENVIRO RESOURCES, INC.



Date:   February 17, 1998           By: /s/ Raymond H. Kurzon
                                    ------------------------------------------
                                    Raymond H. Kurzon, President/CEO

Date:   February 17, 1998           By: /s/ Douglas L. Rex
                                    ------------------------------------------
                                    Douglas L. Rex, Chief Financial Officer