Form 10QSB
period 1998-03-31
KLS ENVIRO RESOURCES INC
filed 1998-05-15
CIK 894988

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB



(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________to_____________.

Commission file number 0-24152

                         K.L.S. ENVIRO RESOURCES, INC.
                         -----------------------------
       (Exact name of small business issuer as specified in its charter)



            Nevada                                              75-2460365
            ------                                              ----------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)


         5500 East Loop 820 South, Suite 100, Fort Worth, Texas  76119
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


As of May 8, 1998, the Registrant had outstanding 18,382,722 shares of common stock, par value $.0001.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS.


                         K.L.S. ENVIRO RESOURCES, INC.
                         INDEX TO FINANCIAL INFORMATION
                                 MARCH 31, 1998


                                                                        Page No.
                                                                        --------
Consolidated Balance Sheets (unaudited) as of March 31, 1998 and September 30, 1997.................................................... 3

Consolidated Statements of Operations (unaudited)
for the Three and Six Months Ended March 31, 1998 and 1997................ 4

Consolidated Statements of Cash Flows (unaudited) for
the Six Months Ended March 31, 1998 and 1997.............................. 5

Notes To Consolidated Financial Statements................................ 6

Management's Discussion and Analysis of Financial
Condition and Results of Operations....................................... 7


                K.L.S. Enviro Resources, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                     March 31, 1998 and September 30, 1997
                                  (Unaudited)


ASSETS
------
                                                                                   March 31,           September 30,
                                                                                     1998                  1997
                                                                            --------------------  -------------------
Current Assets:
      Cash and cash equivalents                                                        $ 338,990            $ 351,961
      Accounts receivable-trade, net of allowance for doubtful
         accounts of $45,000                                                             819,034            1,233,487
      Other receivables                                                                    1,015                    -
      Inventory                                                                          778,939              721,197
      Prepaid expenses                                                                   103,933              120,609
                                                                            --------------------  -------------------

          Total current assets                                                         2,041,911            2,427,254

Property, plant and equipment, net                                                     5,794,312            6,236,402

Other assets
      Intangible assets, net of accumulated amortization of
         $82,463 and $79,960, respectively                                               256,195               39,118
      Deposits and other                                                                  25,573               25,837
                                                                            --------------------  -------------------

          Total other assets                                                             281,768               64,955
                                                                            --------------------  -------------------

                                                                                     $ 8,117,991          $ 8,728,611
                                                                            ====================  ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
      Notes payable                                                                    $ 508,387            $ 508,387
      Notes payable-related parties                                                      124,671               37,543
      Current maturities of long-term notes                                              183,042              182,802
      Accounts payable                                                                   620,125              647,624
      Accounts payable-related parties                                                   564,279              122,151
      Accrued expenses and other current liabilities                                     363,363              492,018
      Deferred revenues                                                                    8,060                8,838
                                                                            --------------------  -------------------

          Total current liabilities                                                    2,371,927            1,999,363

Long-term notes                                                                          479,198              581,700
Long-term notes-related party                                                          2,398,794            2,223,483
                                                                            --------------------  -------------------

              Total liabilities                                                        5,249,919            4,804,546
                                                                            --------------------  -------------------

Shareholders' equity:
      Cumulative convertible preferred stock,
         Series A, $.0001 par value;  1,000,000
         shares authorized;  100,000 shares issued
         and outstanding at March 31, 1998 and September 30, 1997;
         Redeemable at $5.00 per share                                                        10                   10
      Common stock, $.0001 par value;  50,000,000 shares
         authorized; 18,120,222 and 17,170,997 shares issued at 3/31/98
         and 9/30/97, respectively                                                         1,812                1,717
      Additional paid-in capital                                                      10,314,955            9,923,898
      Accumulated deficit                                                             (7,405,992)          (5,958,847)
      Foreign currency translation adjustments                                            (4,213)              (4,213)
                                                                            --------------------  -------------------

                                                                                       2,906,572            3,962,565

      Treasury stock-common shares held in the treasury, at cost                         (38,500)             (38,500)
                                                                            --------------------  -------------------

              Total shareholders' equity                                               2,868,072            3,924,065
                                                                            --------------------  -------------------

                                                                                     $ 8,117,991          $ 8,728,611
                                                                            ====================  ===================

 The notes to Consolidated Financial Statements are an integral part of these statements.

                K.L.S. Enviro Resources, Inc. and Subsidiaries
                     Consolidated Statements of Operations
          For the Three and Six Months Ended March 31, 1998 and 1997
                                  (Unaudited)

                                                              Three months ended                Six months ended
                                                                   March 31,                          March 31,
                                                        -------------------------------   --------------------------------
                                                              1998            1997              1998             1997
                                                        --------------- ---------------   ---------------- ---------------
Net sales and revenues:
     Drilling and repair service revenues                    $ 630,661     $ 1,175,493        $ 1,984,535     $ 2,748,811
     Cost of drilling and repair services                      480,214         565,854          1,365,235       1,292,980
                                                        --------------- ---------------   ---------------- ---------------

         Gross profit                                          150,447         609,639            619,300       1,455,831
                                                        --------------- ---------------   ---------------- ---------------

Operating expenses
     Salaries, wages and related costs                         182,261         157,838            380,846         293,712
     Legal and professional fees                                71,014         177,280            190,110         274,412
     Rents                                                      21,567          21,115             45,191          33,852
     Repairs and maintenance                                     4,971          10,726             21,343          25,727
     Taxes, licenses and permits                                 7,592          16,008             14,422          23,620
     Advertising                                                 4,915           2,434             19,582           4,250
     Travel and lodging                                         43,980          37,998             69,375          84,628
     Consulting                                                 11,000          40,889             42,155          74,778
     Development costs                                          27,788         119,800             63,824         160,540
     Other operating expenses                                  257,556         243,036            493,507         472,315
     Depreciation and amortization                             217,204         116,568            435,841         212,117
                                                        --------------- ---------------   ---------------- ---------------

         Total operating expenses                              849,848         943,692          1,776,196       1,659,951
                                                        --------------- ---------------   ---------------- ---------------

         Income (loss) from operations                        (699,401)       (334,053)        (1,156,896)       (204,120)

Other income (expenses):
     Interest expense                                         (119,103)        (19,265)          (252,759)        (97,218)
     Interest and other income, net                              1,056          36,370              1,335          38,904
     Gain on sale of assets                                          -               -                692               -
     Loss from foreign currency translation                    (10,892)         (8,476)           (24,517)        (12,539)
                                                        --------------- ---------------   ---------------- ---------------

         Net other income or (expense)                        (128,939)          8,629           (275,249)        (70,853)
                                                        --------------- ---------------   ---------------- ---------------

         Income (loss) before income taxes                    (828,340)       (325,424)        (1,432,145)       (274,973)

Income taxes                                                         -               -                  -               -
                                                        --------------- ---------------   ---------------- ---------------

         Net income (loss)                                    (828,340)       (325,424)        (1,432,145)       (274,973)

Dividend on preferred stock                                      7,500           7,500             15,000          15,000
                                                        --------------- ---------------   ---------------- ---------------

         Net income (loss) applicable to common stock       $ (835,840)     $ (332,924)      $ (1,447,145)     $ (289,973)
                                                        =============== ===============   ================ ===============

Earnings per share:
     Basic earnings (loss) per share                          $ (0.047)       $ (0.020)          $ (0.082)       $ (0.020)
     Diluted earnings (loss) per share                        $ (0.047)       $ (0.020)          $ (0.082)       $ (0.020)
                                                        =============== ===============   ================ ===============

Common stock outstanding:
     Basic                                                  17,678,555      16,550,608         17,496,890      13,710,959
     Diluted                                                17,678,555      16,550,608         17,496,890      13,710,959
                                                        =============== ===============   ================ ===============

 The Notes to Consolidated Financial Statements are an integral part of these statements.

                K.L.S. Enviro Resources, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
               For the Six Months Ended March 31, 1998 and 1997
                                  (Unaudited)

                                                                                                      Six months ended
                                                                                                         March 31,
                                                                                                   1998               1997
                                                                                             ------------------  ---------------
Cash flows from operating activities:
     Net income (loss)                                                                            $ (1,432,145)      $ (274,973)
     Adjustments to reconcile net income (loss) to cash
        used in operating activities:
         Common stock for services                                                                      15,412           80,487
         Depreciation and amortization                                                                 435,841          212,117
         Gain on disposal of equipment                                                                    (692)               -
         Translation loss                                                                               24,517           12,539
         Changes in:
             Accounts and other receivables                                                            413,207           79,478
             Inventory                                                                                 (59,476)        (183,930)
             Prepaid expenses                                                                            6,932          (25,178)
             Other assets                                                                             (219,388)        (106,664)
             Accounts payable                                                                          (24,462)          73,749
             Accounts payable-related parties                                                          442,128          577,998
             Accrued expenses                                                                         (152,466)          13,786
             Deferred revenue                                                                             (991)          16,676
                                                                                             ------------------  ---------------

                 Net cash provided by (used in) operating activities                                  (551,583)         476,085
                                                                                             ------------------  ---------------

Cash flows from investing activities:
     Purchases of property, plant and equipment                                                         (6,556)      (2,974,122)
     Proceeds from sale of equipment                                                                    16,000                -
                                                                                             ------------------  ---------------

                 Net cash (used in) provided by investing activities                                     9,444       (2,974,122)
                                                                                             ------------------  ---------------

Cash flows from financing activities:
     Net change in notes payable                                                                      (500,000)
     Net change in notes payable - related parties                                                      87,128         (555,078)
     Payments of long-term notes                                                                      (102,262)         (95,340)
     Proceeds from long-term notes - related parties                                                   683,061                -
     Payments of long-term notes - related parties                                                      (7,750)               -
     Sale of common stock, net of offering cost                                                        369,000        3,410,478
                                                                                             ------------------  ---------------

                 Net cash provided by financing activities                                             529,177        2,760,060
                                                                                             ------------------  ---------------

Effect of  exchange rate changes on cash                                                                    (9)             (16)
                                                                                             ------------------  ---------------

Increase (decrease) in cash                                                                            (12,971)         262,007

Cash at beginning of period                                                                            351,961          300,767
                                                                                             ------------------  ---------------

Cash at end of period                                                                                $ 338,990        $ 562,774
                                                                                             ==================  ===============

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments and eliminations of material intercompany sales and purchases necessary to present fairly the financial condition, results of operations and cash flows for the Company for the interim periods presented, have been included. Operating results for the three and six months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include all the accounts of KLS and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated group is referred to as the "Company."

RECENTLY ENACTED ACCOUNTING STANDARDS - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). SFAS 128 became effective for financial statements with interim and annual periods ending after December 15, 1997. Accordingly, the Company has adopted SFAS 128.

SFAS 128 established a different method of computing earnings (loss) per share than was required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, entities with publicly held common stock are required to present basic earnings (loss) per share and diluted earnings (loss) per share. Basic earnings per share is the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares consisting of options, warrants and convertible preferred stock outstanding during the period. At March 31, 1998 and 1997 there were outstanding common stock equivalents to purchase 9,202,097 and 8,660,000 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common
share.   Net loss per common share amounts and share data have been restated for all periods presented to reflect basic and diluted per share presentations.

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", effective January 1, 1998. This Statement establishes standards for reporting and display of comprehensive income and its components in financial statements. The adoption of this statement had no affect on the Company's comprehensive income.

NOTE 2.  OTHER ASSETS

At March 31, 1998, $219,580 in direct costs associated with a potential acquisition are included in intangible assets. These direct costs will be included in the purchase price if and when the acquisition is consummated. If the acquisition is not completed, all of these expenses will be charged to expense.

NOTE 3.  NOTES PAYABLE - RELATED PARTY

At March 31, 1998, the Company had an unsecured note payable to a director of the Company in the amount of $90,000, bearing interest at 12 percent per annum, and due March 1, 1998. The due date of the note was extended to June 1, 1998 for an extension fee of $225.

At March 31, 1998, the Company had an unsecured note payable to a corporation related through common directors and significant shareholders, bearing interest at 12 percent per annum, due July 15, 1999, in the amount of $850,000.

At March 31, 1998, the Company had a note payable to an entity related through common directors and significant shareholders, bearing interest at 12 percent, due July 15, 1999, collateralized by all assets of the Company, except real estate, in the amount of $1,548,794 with interest accrued thereon in the amount of $159,324.

NOTE 4.  STOCKHOLDERS' EQUITY

ISSUANCE OF STOCK - During the six months ended March 31, 1998, the Company received net cash proceeds of $369,000 from the issuance of 922,500 shares of restricted Common Stock as the result of the exercise of warrants. The Company also issued 21,333 shares of restricted Common Stock for services and issued 5,392 restricted shares in exchange for debt.

STOCK OPTIONS - During the six months ended March 31, 1998, the Company granted options for the purchase of 1,275,000 shares of Common Stock to three individuals who are executive officers and directors of the Company and who each beneficially own more than 10 percent of the Company's Common Stock at an exercise price of $0.91 per share. These options have a ten-year life.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

KLS and two of its subsidiaries, Dateline Drilling, Inc. ("Dateline") and Dateline Internacional S.A. de C.V. ("DIMSA"), were engaged in a dispute with a former customer over a contract entered into between Dateline and the former customer. The matter was settled, in connection with which Dateline and DIMSA have agreed to pay $325,000, of which $140,000 has been paid. $90,000 was due on May 1, 1998. In April 1998, the parties agreed to extend the due date for the May 1, 1998 payment to June 15, 1998 in exchange for an increase in the amount of the payment from $90,000 to $95,000. The final payment of $95,000 is due on November 1, 1998. KLS has guaranteed the settlement payments. The Company accrued the $325,000 settlement costs and expensed all other costs associated with this lawsuit during fiscal 1997. Payment of the settlement amount is secured by a drill rig of the Company.

The Company is involved in various claims and actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not materially affect the consolidated financial position or results of operations of the Company.

NOTE 5.  SUBSEQUENT EVENTS

On May 6, 1998, a corporation owned by a director and significant shareholder of the Company loaned the Company $45,000. This unsecured note payable is due on demand and bears interest at 12 percent.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
---------------------

Three Months Ended March 31, 1998 Compared With three Months Ended March 31,
1997

     The Company had a net loss for the three months ended March 31, 1998 of $828,340 compared to a net loss of $325,424 for the three months ended March 31, 1997. Revenues decreased significantly during the three months ended March 31, 1998, resulting in an increase in net loss of $502,916, as compared to the three months ended March 31, 1997.

     Total revenues for the three months ended March 31, 1998 were $630,661, a decrease of $544,832 or approximately 46 percent, from the three months ended March 31, 1997. The decrease in revenues is primarily attributable to a decrease in drilling services revenues from operations in Mexico due to the effect on mining companies of depressed market prices of base metals including gold. Drilling services revenues from operations in Mexico decreased $532,111 from $835,169 for the three months ended March 31, 1997 to $303,058 for the three months ended March 31, 1998. Drilling services revenues from operations in the United States increased from $150,767 for the three months ended March 31, 1997 to $160,288 for the three months ended March 31, 1998. Revenues from hydraulic services were $167,315 and $189,557 for the three months ended March 31, 1998 and 1997, respectively.

     During the three months ended March 31, 1998, and 1997 direct costs of drilling and repair services were $480,214 and $565,854, or 76 percent and 48 percent of revenues, respectively. This represents an increase in costs of drilling and repair services of approximately 28 percent over the three months ended March 31, 1997. This increase in direct costs as a percentage of revenue is primarily attributable to increased rig transportation costs and subsistence pay as a result of substantial down time of the drill rigs due to the lack of drilling opportunities in the currently depressed base metals market.

     Total operating expenses for the three months ended March 31, 1998 were $849,848 a decrease of $93,844 over the three months ended March 31, 1997. The decrease in operating expenses is primarily attributable to decreases in development costs of $92,012 and legal and professional fees of $106,266. Additionally, depreciation increased $100,636 over the prior period. Total operating expenses were approximately 135 and 80 percent of total revenues, respectively, for the three months ended March 31, 1998 and 1997.

     The Company recorded a net loss from operations of $699,401 and $334,053 for the three months ended March 31, 1998 and 1997, respectively. This increase in net loss is attributable to decreases in revenues, and increases in rig transportation costs and subsistence pay as described above.

     Net other expense increased $137,568 for the three months ended March 31, 1998 over the three months ended March 31, 1997. This is primarily attributable to an increase in interest expense of $99,838 over the comparable reporting period.

Financial Condition
-------------------

     At March 31, 1998, the Company's current liabilities exceeded its current assets by $330,016 as compared with current assets exceeding current liabilities by $427,891 at September 30, 1997. The current ratio of assets to liabilities was .86 at March 31, 1998 as compared with 1.21 at September 30, 1997. Current assets decreased by $385,343 to $2,041,911 from September 30, 1997 to March 31, 1998. Current liabilities increased by $372,564 during the same period. The decrease in working capital over this period is primarily attributable to a decrease in accounts receivable of $414,453 due to the lack of revenues and to substantial increases in related party accounts payable.

     Total assets were $8,117,991 at March 31, 1998 as compared to $8,728,611 at September 30, 1997. The decrease of $610,620 is attributable to a decrease in accounts receivable and the depreciation of property, plant and equipment.

     For the six months ended March 31, 1998, the Company had a negative cash flow from operations. The Company anticipates increases in revenues and cash flow from operations due to its recently expanded fleet of drill rigs and contracts signed but not yet in production. Three drill rigs with support equipment were purchased and an additional two rigs were constructed in-house and placed into service during the year ended September 30, 1997. The expansion increases the Company's fleet of drill rigs to fourteen. There were no new drill rigs purchased or constructed by the Company in the three month period ended March 31, 1998. As the Company continues to expand, it endeavors to achieve a positive cash flow from operations, although there can be no assurance that the Company will be successful in achieving that objective. The Company has sustained ongoing losses during the six months ended March 31, 1998 as well as the fiscal years ended September 30, 1996 and September 30, 1997. While the Company anticipates that its recently expanded fleet of drill rigs and increased marketing efforts will result in increased revenues, there can be no assurance that losses of the magnitude suffered in prior periods will not continue. The Company must secure additional financing to fund losses from operations. However, should precious metal prices continue to be depressed, the Company's mining customers may not require the Company's drilling services at current or expected levels and may reduce such requirements. Thus, there can be no assurance that drilling revenues will increase. Additional funding may come from debt or the sale of the Company's equity securities, but there can be no assurance that the Company will obtain the funds needed to supplement any shortfall in its cash flow as and when needed or on terms that will be satisfactory to the Company.

     During the six months ended March 31, 1998, the Company received net cash proceeds of $369,000 from the issuance of 922,500 shares of the Company's restricted Common Stock as the result of the exercise of warrants. The Company also issued 21,333 shares of its restricted Common Stock for services and issued 5,392 restricted shares in exchange for debt.

     In January 1998, the Company announced that it had entered into an agreement to purchase all of the capital stock of Britton Bros. Diamond Drilling, Ltd. of British Columbia, Canada. The transaction is valued at $16.5 million and is to be paid for by the Company with a combination of cash and Common Stock. The transaction is contingent upon the Company's obtaining adequate financing to fund the its obligations under the purchase agreement. The Company intends to finance the purchase primarily through a New York-based bank. The Company also anticipates that it may be required to obtain part of the financing through a private placement of its debt or equity securities. It is anticipated that the transaction will close during the third quarter of the Company's fiscal year 1998. There is no assurance, however, that the Company will obtain the necessary funding or that the transaction will close as presently anticipated.

Forward-looking Statements and Certain Risk Factors
---------------------------------------------------

     Statements which are not historical facts contained in this report are forward-looking statements. Section 27A of the Securities Act of 1933, as amended, provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions that a variety of factors could cause the Company's actual results to differ materially from anticipated results or other expectations expressed in this report. The forward-looking statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations involve a number of risks and uncertainties that could cause actual results to differ from projected or anticipated results. Some of the risks and uncertainties are set forth below. In addition, the risk factors discussed in Part I, Item 1 ("Business") and in the "Management's Discussion and Analysis of Operations" (Item 6) of the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 1997 may also affect actual operating results, as could the following:

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

Foreign Operations Risks

     The Company recently has expanded much of its operations to meet increased demand for its services both in the United States and abroad. There are numerous risks associated with conducting business in foreign countries. The distance from corporate headquarters and the often remote locations of drilling and mining sites in these foreign countries exacerbate the difficulties referred to above. In addition, problems associated with possible political risks, instability of local governments, safety of personnel and equipment, the lack of spare parts or adequate service assistance, the need for skilled labor and supervision, lack of infrastructure and accessability to sources of power and other supplies necessary for operations, high inflation and currency fluctuations which may erode profitability levels, and the difficulty of obtaining and enforcing judgments in foreign courts and under foreign legal systems that differ substantially from the United States all add to the risk of foreign operations.

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

                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     In January, March and May 1998, seven separate individuals not affiliated with the Company exercised warrants to purchase 712,500 shares of the Company's restricted Common Stock. The warrants had an exercise price of $.40 per share. As a result of the exercise, the Company received proceeds of $285,000. These persons acquired the warrants from SMD. SMD received no consideration whatsoever from the transaction and conveyed the warrants to these individuals to assist the Company in obtaining the proceeds from the exercise of the warrants to fund operating losses.

     In April 1998, a director of the Company exercised 25,000 options to receive restricted shares of the Company's Common Stock. The options had an exercise price of $.40 per share. As a result of the exercise, the Company received proceeds of $10,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         Exhibit 27--Financial Data Schedule

                                   SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    K.L.S. ENVIRO RESOURCES, INC.



Date:   May 15, 1998                By: /s/ Raymond H. Kurzon
                                    ------------------------------------------
                                    Raymond H. Kurzon, President/CEO



Date:   May 15, 1998                By: /s/ Douglas L. Rex
                                    ------------------------------------------
                                    Douglas L. Rex, Chief Financial Officer