Form 10QSB
period 1998-06-30
KLS ENVIRO RESOURCES INC
filed 1998-08-14
CIK 894988

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________to_____________.


Commission file number 0-24152

                        K.L.S. ENVIRO RESOURCES, INC.
       (Exact name of small business issuer as specified in its charter)

                Nevada                                       75-2460365
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                      Identification No.)

         5500 East Loop 820 South, Suite 100, Fort Worth, Texas  76119
             (Address of principal executive offices and zip code)

                                (817) 563-0086
             (Issuer's telephone number, including area code)

               3220 North Freeway, Fort Worth, Texas  76111
                         (Issuer's former address)

Check  whether  the issuer  (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 12, 1998, the Registrant had outstanding 18,885,222 shares of common stock, par value $.0001.


Transitional Small Business Disclosure Format (Check One): Yes [  ] No [X]

                       PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

                        K.L.S. ENVIRO RESOURCES, INC.
                       INDEX TO FINANCIAL INFORMATION
                              June 30, 1998


                                                             Page No.
                                                             --------

Consolidated Balance Sheets (unaudited) as of June 30, 1998
and September 30, 1997 . . . . . . . . . . . . . . . . . . . . . 3

Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended June 30, 1998 and 1997 . . . 4

Consolidated Statements of Cash Flows (unaudited) for
the Nine Months Ended June 30, 1998 and 1997 . . . . . . . . . . 5

Notes To Consolidated Financial Statements . . . . . . . . . . . 6

Management's Discussion and Analysis of Financial
Condition and Results of Operations. . . . . . . . . . . . . . . 9

               K.L.S. Enviro Resources, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                      June 30, 1998 and September 30, 1997



ASSETS
                                                                         (Unaudited)
                                                                           June 30,           September 30,
                                                                            1998                  1997
                                                                         -----------          -------------
Current Assets:
        Cash and cash equivalents                                        $   289,860          $    351,961
        Accounts receivable-trade, net of allowance for doubtful
           accounts of $45,000                                               639,340             1,233,487
        Other receivables                                                      1,685                   -
        Inventory                                                            824,931               721,197
        Prepaid expenses                                                      77,459               120,609
                                                                          ----------            ----------
                Total current assets                                       1,833,275             2,427,254

Property, plant and equipment, net                                         5,584,772             6,236,402

Other assets
        Intangible assets, net of accumulated amortization of
           $83,547 and $79,960, respectively                                 557,565                39,118
        Deposits and other                                                    25,223                25,837
                                                                          ----------            ----------
                Total other assets                                           582,788                64,955
                                                                          ----------            ----------
                                                                          $8,000,835            $8,728,611
                                                                          ==========            ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Notes payable                                                     $  658,387            $  508,387
        Notes payable-related parties                                        168,830                37,543
        Current maturities of long-term notes                                187,730               182,802
        Accounts payable                                                     723,252               647,624
        Accounts payable-related parties                                     852,078               122,151
        Accrued expenses and other current liabilities                       362,421               492,018
        Deferred revenues                                                    116,318                 8,838
                                                                           ---------             ---------
                Total current liabilities                                  3,069,016             1,999,363

Long-term notes                                                              426,125               581,700
Long-term notes-related party                                              2,398,794             2,223,483
                                                                           ---------             ---------
                        Total liabilities                                  5,893,935             4,804,546

Shareholders' equity:
        Cumulative convertible preferred stock,
           Series A, $.0001 par value;  1,000,000 shares
           authorized;  100,000 shares issued and
	   outstanding at 6/30/98 and 9/30/97;
           Redeemable at $5.00 per share                                          10                   10
        Common stock, $.0001 par value;  50,000,000 shares
           authorized;  18,885,222 and 17,170,997 shares
           issued at 6/30/98 and 9/30/97, respectively                         1,889                1,717
        Additional paid-in capital                                        10,949,644            9,923,898
        Accumulated deficit                                               (8,801,930)          (5,958,847)
        Foreign currency translation adjustments                              (4,213)              (4,213)
                                                                          -----------          -----------
                                                                           2,145,400            3,962,565

        Treasury stock-common shares held in the treasury,
         at cost                                                             (38,500)             (38,500)
                                                                          -----------          -----------
                        Total shareholders' equity                         2,106,900            3,924,065
                                                                          -----------          -----------
                                                                          $8,000,835           $8,728,611
                                                                          ==========           ===========

                                      3

                  The notes to Consolidated Financial Statements
                     are an integral part of these statements

                K.L.S. Enviro Resources, Inc. and Subsidiaries
                    Consolidated Statements of Operations
          For the Three and Nine Months Ended June 30, 1998 and 1997
                               ((Unaudited)


                                                                 Three months ended                       Nine months ended
                                                                     June 30,                                 June 30,
                                                           ------------------------------          ------------------------------
                                                              1998               1997                 1998                1997
                                                           ----------          ----------          ----------          ----------
Net sales and revenues:
        Drilling and repair service revenues               $  507,298          $2,095,290          $2,491,833          $4,844,101
        Cost of drilling and repair services                  394,898           1,122,211           1,760,133           2,415,191
                                                           ----------          ----------          ----------          ----------
                Gross profit                                  112,400             973,079             731,700           2,428,910
                                                           ----------          ----------          ----------           ---------
Operating expenses:
        Salaries, wages and related costs                     207,059             186,112             587,905             479,824
        Legal and professional fees                            38,730             177,642             228,840             452,054
        Rents                                                  20,587              16,504              65,778              50,356
        Repairs and maintenance                                 7,207              20,016              28,550              45,743
        Taxes, licenses and permits                            18,068              14,777              32,490              38,397
        Advertising                                             2,260               2,223              21,842               6,473
        Travel and lodging                                     31,518              23,806             100,893             108,434
        Consulting                                            331,000              40,275             373,155             115,053
        Development costs                                      30,500              45,693              94,324             206,233
        Other operating expenses                              466,718              83,598             960,225             555,913
        Depreciation and amortization                         212,811             182,325             648,652             394,442
                                                           ----------          ----------          ----------          ----------
                Total operating expenses                    1,366,458             792,971           3,142,654           2,452,922
                                                           ----------          ----------          ----------          ----------
                Income (loss) from operations              (1,254,058)            180,108          (2,410,954)            (24,012)

Other income (expenses):
        Interest expense                                     (126,386)            (68,693)           (379,145)           (165,911)
        Interest and other income, net                          5,103               1,935               6,438              40,839
        Gain on sale of assets                                      -               4,500                 692               4,500
        Loss from foreign currency translation                (13,097)             (1,018)            (37,614)            (13,557)
                                                           ----------          ----------          ----------           ----------
                Net other expense                            (134,380)            (63,276)           (409,629)           (134,129)
                Income (loss) before income taxes          (1,388,438)            116,832          (2,820,583)           (158,141)

Income taxes                                                        -              49,693                 -                49,693
                                                           ----------          ----------          ----------           ----------
                Net income (loss)                          (1,388,438)             67,139          (2,820,583)           (207,834)

Dividend on preferred stock                                     7,500               7,500              22,500              22,500
                                                           ----------          ----------          ----------           ----------
                Net income (loss) applicable
                 to common stock                          $(1,395,938)            $59,639         $(2,843,083)         $ (230,334)
                                                           ==========          ==========         ============         ===========

Earnings per share:
        Basic earnings (loss) per share                         (0.08)               0.00               (0.16)              (0.01)
        Diluted earnings (loss) per share                       (0.08)               0.00               (0.16)              (0.01)
                                                           ==========          ==========         ============         ===========
Common stock outstanding:
        Basic                                              18,419,973          17,007,288          17,804,713          14,809,735
        Diluted                                            18,419,973          23,526,212          17,804,713          14,809,735
                                                           ==========          ==========          ==========          ==========

                                      4

                  The Notes to Consolidated Financial Statements
                     are an integral part of these statements.

                 K.L.S. Enviro Resources, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                For the Nine Months Ended June 30, 1998 and 1997
                                 (Unaudited)


                                                                                 Nine months ended
                                                                                     June 30,
                                                                        ----------------------------------
                                                                            1998                  1997
                                                                        -------------         ------------
Cash flows from operating activities:
        Net loss                                                        $(2,820,583)          $ (207,834)
	Adjustments to reconcile net loss to cash
	   used in operating activities:
                Common stock for services                                   342,678               80,487
                Non-cash expense related to acquisition                     162,500                  -
                Depreciation and amortization                               648,652              394,442
                Gain on disposal of equipment                                  (692)              (4,500)
                Translation loss                                             37,614               13,557
		Changes in:
                        Accounts and other receivables                      591,948             (265,947)
                        Inventory                                          (105,297)            (126,620)
                        Prepaid expenses                                     27,696              (83,661)
                        Other assets                                       (521,657)            (248,819)
                        Accounts payable                                    538,369               46,755
                        Accounts payable-related parties                        -                731,923
                        Accrued expenses and other current
                          liabilities                                       102,441              (46,138)
                        Deferred revenue                                    107,017                9,178
                                                                        -----------           ----------
                                Net cash provided by (used in)
                                  operating activities                     (889,314)             292,823
                                                                        -----------           ----------
Cash flows from investing activities:
        Purchases of property, plant and equipment                           (8,743)          (4,180,319)
        Proceeds from sale of equipment                                      16,000                 -
                                                                        -----------           -----------
                                Net cash (used in) provided by
                                  investing activities                        7,257           (4,180,319)
                                                                        -----------           -----------
Cash flows from financing activities:
        Net change in notes payable                                        (350,000)           1,008,387
        Net change in notes payable - related parties                       131,287             (551,199)
        Payments of long-term notes                                        (150,647)             (85,373)
        Proceeds from long-term notes - related parties                     683,061                  -
        Payments of long-term notes - related parties                        (7,750)                 -
        Sale of common stock, net of offering cost                          514,000            3,465,478
                                                                        -----------           ----------
                                Net cash provided by
                                  financing activities                      819,951            3,837,293
                                                                        -----------           ----------
Effect of  exchange rate changes on cash                                          5                    4
                                                                        -----------           ----------
Increase (decrease) in cash                                                 (62,101)             (50,199)

Cash at beginning of period                                                 351,961              300,767
                                                                        -----------           ----------
Cash at end of period                                                   $   289,860           $  250,568
                                                                        ===========           ==========


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

In the opinion of management, all adjustments, consisting of normal recurring adjustments and eliminations of material intercompany sales and purchases necessary to present fairly the financial condition, results of operations and cash flows for the Company for the interim periods presented, have been included. Operating results for the three and nine months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998.

Principles of Consolidation - The accompanying consolidated financial statements include all the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

Recently Enacted Accounting Standards - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). SFAS 128 became effective for financial statements with interim and annual periods ending after December 15, 1997. Accordingly, the Company has adopted SFAS 128.

Earnings Per Common Share - SFAS 128 established a different method of computing earnings (loss) per share than was required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, entities with publicly held common stock are required to present basic earnings (loss) per share and diluted earnings (loss) per share. Basic earnings per share is the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares consisting of options, warrants and convertible preferred stock outstanding during the period.

For the three and nine months ended June 30, 1998 and for the nine months ended June 30, 1997, there were outstanding common stock equivalents to purchase 8,839,597 , 8,839,597 and 8,584,597 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

A reconciliation between the basic and diluted weighted average number of common shares for the three months ended June 30, 1997 is summarized as follows:

                                                             June 30,
                                                               1997
                                                             ---------
     Basic weighted average number of common shares
        outstanding during the period                       17,007,288
     Weighted average number of common stock
         equivalents outstanding during the period
                                                             6,518,924
                                                            ----------
     Diluted weighted average number of common shares
        outstanding during the period                       23,526,212
                                                            ==========


The difference between basic net income (loss) per common share and diluted net income (loss) per common share is for dividends on preferred stock as disclosed on the face on the income statement. Net loss per common share amounts and share data have been restated for all periods presented to reflect basic and diluted per share presentations.

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", effective January 1, 1998. This Statement establishes standards for reporting and display of comprehensive income and its components in financial statements. The adoption of this statement had no affect on the Company's comprehensive income.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement 133 is effective for fiscal years beginning after June 15, 1999. The adoption of this statement will not have a material effect of the Company's consolidated financial statements as the Company is not currently involved in any derivative instruments or hedging activities.

NOTE 2.  COSTS OF PENDING ACQUISITION

As of June 30, 1998, $522,033 in direct costs associated with a potential acquisition of Britton Bros. Diamond Drilling, Ltd. are included in intangible assets. These direct costs will be included in the purchase price if and when the acquisition is consummated. There can be no assurance the acquisition will be consummated. The Company had a deadline to fund the cash portion of the acquisition price of $16.5 million no later than July 22, 1998. The Company was not able to secure adequate financing by July 22, 1998 due to a decline in accounts receivable of the Company and Britton Bros. and reduced world-wide demand for drilling services. As a result, the Company agreed to pay a breakup fee. The Company paid $50,000 in cash and a director and executive officer of the Company contributed 200,000 shares of Common Stock as full payment of the breakup fee. During the three months ended June 30, 1998, the Company recorded total expense for the breakup fee of $212,500 and a contribution to paid in capital of $162,500 in connection with the 200,000 shares contributed by the director and executive officer of the Company. The Company continues to attempt to secure adequate financing to complete the acquisition. If the acquisition is not completed, all of these expenses will be charged to expense in the period in which management determines that it is unlikely that the acquisition will be consummated.

NOTE 3.  NOTES PAYABLE

At June 30, 1998, the Company has a note payable to an unrelated party in the amount of $150,000 which bears interest at 18 percent, is due September 9, 1998 and is secured by certain assets of the Company. Interest is payable monthly on the first day of each month.

NOTE 4.  NOTE PAYABLE - RELATED PARTY

At June 30, 1998, the Company had an unsecured note payable to a director of the Company in the amount of $45,000, bearing interest at 12 percent per annum, and is due on demand.

At June 30, 1998, the Company had an unsecured note payable to another director of the Company in the amount of $90,000, bearing interest at 12 percent per annum, and was due March 1, 1998. Subsequent to June 30, 1998, the due date of the note was extended to January 15, 1999.

At June 30, 1998, the Company had an unsecured note payable to a corporation related through common directors and significant shareholders, bearing interest at 12 percent per annum, due July 15, 1999, in the amount of $850,000.

At June 30, 1998, the Company had a note payable to an entity related through common directors and significant shareholders, bearing interest at 12 percent, due July 15, 1999, collateralized by all assets of the Company, except real estate, in the amount of $1,548,794 with interest accrued thereon in the amount of $206,304.

NOTE 5.  STOCKHOLDERS' EQUITY

Issuance of Stock - During the nine months ended June 30, 1998, the Company received net cash proceeds of $514,000 from the issuance of 1,285,000 shares of restricted Common Stock as the result of the exercise of warrants and options. The Company also issued 423,833 shares of restricted Common Stock for services and issued 5,392 restricted shares in payment of debt.

Stock Options - During the nine months ended June 30, 1998, the Company granted options for the purchase of 1,275,000 shares of Common Stock to three individuals who are directors of the Company and who each beneficially own more than 10 percent of the Company's Common Stock at an exercise price of $0.91 per share. These options have a ten-year life.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

KLS and two of its subsidiaries, Dateline Drilling, Inc. ("Dateline") and Dateline Internacional S.A. de C.V. ("DIMSA"), were engaged in a lawsuit with a former customer over a contract entered into between Dateline and the former customer. The matter was settled in 1997, in connection with which Dateline and DIMSA agreed to pay $325,000 to the former customer. KLS guaranteed the settlement payments. Payment of the settlement amount is secured by a drill rig of the Company. To date, KLS has paid the former customer $140,000. $90,000 was due on May 1, 1998. In April 1998, the parties agreed to extend the due date for the May 1, 1998 payment to June 15, 1998 in exchange for an increase in the amount of the payment from $90,000 to $95,000. This payment has not been paid and is technically in default. However, the parties are currently negotiating new payment terms. There can be no assurance that the parties will agree upon new terms or that such terms will be favorable to KLS, Dateline and/or DIMSA. If the parties cannot agree upon new payment terms, the former customer may declare a default and pursue claims against KLS, Dateline and DIMSA, including litigation or foreclosure proceedings with respect to its collateral. The final payment of $95,000 is due on November 1,
1998.   The Company  accrued the $325,000 settlement costs and expensed all other costs associated with this lawsuit during fiscal 1997.

The Company is involved in various other claims and actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not materially affect the consolidated financial position or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Nine Months Ended June 30, 1998 Compared With Nine Months Ended June 30, 1997

     The Company had a net loss for the nine months ended June 30, 1998 of $2,820,583 compared to a net loss of $207,834 for the nine months ended June 30, 1997. Revenues decreased significantly during the nine months ended June 30, 1998, resulting in an increase in net loss of $2,612,749, as compared to the nine months ended June 30, 1997.

     Total revenues for the nine months ended June 30, 1998 were $2,491,833, a decrease of $2,352,268 or approximately 49 percent, from the nine months ended June 30, 1997. The decrease in revenues is primarily attributable to a decrease in drilling services revenues due to the effect on mining companies of depressed market prices of base metals, including gold. Drilling services revenues from operations in Mexico decreased $1,643,669 from $2,651,053 for the nine months ended June 30, 1997 to $1,007,384 for the nine months ended June 30, 1998. Drilling services revenues from operations in the United States decreased from $1,615,721 for the nine months ended June 30, 1997 to $924,714 for the nine months ended June 30, 1998. Revenues from hydraulic services were $559,735 and $577,327 for the nine months ended June 30, 1998 and 1997, respectively.

     During the nine months ended June 30, 1998, and 1997 direct costs of drilling and repair services were $1,760,133 and $2,415,191, or 71 percent and 50 percent of revenues, respectively. This represents an increase in costs of drilling and repair services of approximately 21 percent over the nine months ended June 30, 1997. This increase in direct costs as a percentage of revenue is primarily attributable to increased rig transportation costs and subsistence pay as a result of substantial down time of the drill rigs due to the lack of drilling opportunities in the currently depressed base metals market.

     Total operating expenses for the nine months ended June 30, 1998 were $3,142,654, an increase of $689,732 over the nine months ended June 30, 1997. The increase in operating expenses is primarily attributable to increases in salaries, wages and related costs of $108,081, consulting expense of $258,102, other operating expense of $404,312 and depreciation and amortization of $254,210. The Company recorded a consulting expense of $325,000 in connection with the issuance of 400,000 shares of common stock for services and an expense to other operating expense of $212,500 for the breakup fee associated with the Britton Bros. acquisition (see below). The substantial increase in depreciation and amortization expense is related to drilling equipment purchased in fiscal 1997. Additionally, legal and accounting fees for the nine months ended June 30, 1998 were $228,840, a decrease of $223,214 from the nine months ended June 30, 1997. Total operating expenses were approximately 126 and 51 percent of total revenues, respectively, for the nine months ended June 30, 1998 and 1997.

     The Company recorded a net loss from operations of $2,410,954 and $24,012 for the nine months ended June 30, 1998 and 1997, respectively. This $2,386,942 increase in net loss is attributable to substantial decreases in revenues, and certain increases in operating expense as described above.

     Net other expense increased $275,500 for the nine months ended June 30, 1998 over the nine months ended June 30, 1997. This is primarily attributable to an increase in interest expense of $213,234 over the comparable reporting period.

Financial Condition

     At June 30, 1998, the Company's current liabilities exceeded its current assets by $1,235,741 as compared with current assets exceeding current liabilities by $427,891 at September 30, 1997. The current ratio of assets to liabilities was .60 at June 30, 1998 as compared with 1.21 at September 30, 1997. Current assets decreased by $593,979 to $1,833,275 from September 30, 1997 to June 30, 1998. Current liabilities increased by $1,069,653 during the same period. The decrease in working capital over this period is primarily attributable to a decrease in accounts receivable of $594,147 due to the lack of revenues and to substantial increases in related party accounts payable.

     Total assets were $8,000,835 at June 30, 1998 as compared to $8,728,611 at September 30, 1997. The decrease of $727,776 is attributable to a decrease in accounts receivable and the depreciation of property, plant and equipment.

     For the nine months ended June 30, 1998, the Company had a negative cash flow from operations resulting from substantially reduced demand for the Company's drilling services as a consequence of depressed precious metals prices.

     The Company owns 14 reverse circulation drill rigs. Of the 14 drill rigs owned by the Company, at June 30, 1998, three were operating under contracts with various mining companies, all in the United States. At August 12, 1998, four drill rigs were operating under contracts with mining companies, three of which were in the United States and one in a foreign country. Three of the 14 total drill rigs with support equipment were purchased and an additional two rigs were constructed in-house and placed into service during the year ended September 30, 1997. There were no new drill rigs purchased or constructed by the Company during the nine months ended June 30, 1998.

     While the Company endeavors to achieve a positive cash flow from operations by aggressively seeking new drilling contracts and opportunities, there can be no assurance that the Company will be successful in achieving that objective. The Company has sustained ongoing losses during the nine months ended June 30, 1998 as well as the fiscal years ended September 30, 1996 and September 30, 1997. While the Company anticipates that its marketing efforts will result in increased revenues, there can be no assurance that losses of the magnitude suffered in the present and prior periods will not continue. The Company must secure additional financing to fund losses from operations. However, should precious metal prices continue to be depressed, the Company's mining customers may not require the Company's drilling services at current or expected higher levels and may further reduce such requirements. Thus, there can be no assurance that drilling revenues will increase. Additional funding may come from debt or the sale of the Company's equity securities, but there can be no assurance that the Company will obtain the funds needed to supplement shortfalls in its cash flow as and when needed or on terms that will be satisfactory to the Company.

During the nine months ended June 30, 1998, the Company received net cash proceeds of $514,000 from the issuance of 1,285,000 shares of restricted Common Stock as the result of the exercise of warrants and options. The Company also issued 423,833 shares of restricted Common Stock for services and issued 5,392 restricted shares in payment of debt.

     In January 1998, the Company announced that it had entered into an agreement to purchase all of the capital stock of Britton Bros. Diamond Drilling, Ltd., its subsidiaries and affiliates, headquartered in British Columbia, Canada. The transaction was valued at $16.5 million and was to be paid for by the Company with a combination of cash and newly issued shares of Common Stock. The transaction was contingent upon the Company's obtaining adequate financing to fund the cash obligations under the purchase agreement. The Company intended to obtain the cash portion of the purchase price through a loan from a New York-based bank and through a private placement of its debt and/or equity securities. It was anticipated that the transaction would close no later than July 22, 1998. However, due to a decline in accounts receivable for both the Company and Britton Bros. as a result of reduced demand for drilling services, the total loan proceeds available to the Company under the terms of the anticipated loan from the New York - based bank were materially reduced. Further, because of presently depressed prices for precious metals the Company was not able to identify investors or lenders willing to provide the financing for the balance of the cash portion of the purchase price due Britton Bros. at prices and on terms satisfactory to the Company. Given these circumstances the Company was not able to close the acquisition of Britton Bros. Because the Company did not close the acquisition by July 22, 1998, the Company paid Britton Bros. $50,000 in cash and a director and executive officer paid 200,000 shares of Common Stock of the Company as a breakup fee. The Company continues, however, to attempt to locate the financing necessary to acquire Britton Bros. There is no assurance, however, that the Company will obtain the necessary funding or that the transaction will close at the price or the terms previously agreed to by Britton Bros.

Forward-looking Statements and Certain Risk Factors

     Statements which are not historical facts contained in this report are forward-looking statements. Section 27A of the Securities Act of 1933, as amended, provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions that a variety of factors could cause the Company's actual results to differ materially from anticipated results or other expectations expressed in this report. The forward-looking statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations involve a number of risks and uncertainties that could cause actual results to differ materially from projected or anticipated results. Some of the risks and uncertainties are set forth below. In addition, the risk factors discussed in Part I, Item 1 ("Business") and in the "Management's Discussion and Analysis of Operations" (Item 6) of the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 1997 may also affect actual operating results, as could the following:

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

Dependence on Base Metals Mining Industry

     The Company's operations are largely dependent upon the levels of activity in exploration and development drilling for the precious, base and industrial metals industries. Such activity levels are affected by trends in the base metals industry and base metals prices. Historically, prices for base metals have been volatile and are subject to wide fluctuations in response to changes in the supply of and demand for base metals, market uncertainty, the performance of certain major mining companies and a variety of political, economic and other factors beyond the control of the Company. The Company cannot predict future price movements with any certainty. Prolonged reduction in base metals prices, however, will continue to depress the level of exploration, development and production activity and result in a continuing reduced demand for the Company's services and, therefore, have a material adverse effect on the Company's revenues and profitability.

Foreign Operations Risks

     In 1997 the Company expanded much of its operations to meet increased demand for its services both in the United States and abroad. There are numerous risks associated with conducting business in foreign countries. The distance from corporate headquarters and the often remote locations of drilling and mining sites in these foreign countries exacerbate the difficulties referred to above. In addition, problems associated with possible political risks, instability of local governments, safety of personnel and equipment, the lack of spare parts or adequate service assistance, the need for skilled labor and supervision, lack of infrastructure and accessability to sources of power and other supplies necessary for operations, high inflation and currency fluctuations which may erode profitability levels, and the difficulty of obtaining and enforcing judgments in foreign courts and under foreign legal systems that differ substantially from the United States all add to the risk of foreign operations. There can be no assurance that the Company will adequately and timely respond to any one or all of these risks.

Competition

     The contract drilling industry is a highly competitive and cyclical business characterized by high capital and maintenance costs. Although conditions in recent years in the base metals mining industry have precipitated consolidation of drilling industry participants, the Company believes the competition for drilling contracts will continue to be intense for the foreseeable future because of contractors' ability to move rigs from areas of low activity and day rates to areas of greater activity and relatively higher rates. In addition, there are many inactive rigs that are available because of depressed drilling demand, additional rigs that could be activated and upgraded if demand significantly increases, and new rigs that could be constructed, to meet an increase in demand for drilling rigs in any given market. Such movement, reactivation, new construction or a further decrease in drilling activity in any major market could further depress rates
and could adversely affect utilization of the Company's rigs.   Many of the
Company's principal competitors are substantially larger, have substantially greater resources and have spent considerably larger sums of capital than the Company for equipment, including drill rigs, development and operations. These factors may enable those competitors to better withstand industry downturns, compete on the basis of price, build new rigs or acquire existing rigs that become available for purchase.

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


                         PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     In April, May and June 1998, separate individuals not affiliated with the Company exercised warrants to purchase 362,500 shares of the Company's restricted Common Stock. The warrants had an exercise price of $.40 per share. As a result of the exercise, the Company received proceeds of $145,000. These persons acquired the warrants from SMD, L.L.C., a Utah limited liability company, which is the beneficial owner of more than 10% of the Company's issued and outstanding shares of common stock. SMD, L.L.C. received no consideration whatsoever from the transaction and conveyed the warrants to these individuals to assist the Company in obtaining the proceeds from the exercise of the warrants to fund operating losses.

On June 11, 1998, the Company entered into an agreement with an unrelated third party whereby that party agreed to provide independent investment management services to the Company. Pursuant to this agreement, the Company issued 400,000 shares of its common stock to the third party as compensation for the services to be rendered, When issued, the shares were registered on a Registration Statement on form S-8.

ITEM 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 27--Financial Data Schedule

                                SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     K.L.S. ENVIRO RESOURCES, INC.



Date:   August 13, 1998                      By: /s/ Raymond H. Kurzon
                                             ---------------------------
                                             Raymond H. Kurzon, President/CEO



Date:   August 13, 1998                      By: /s/ Douglas L. Rex
                                             ---------------------------
                                             Douglas L. Rex, Chief Financial
                                               Officer